Form 10-K
period 1994-01-29
STRAWBRIDGE & CLOTHIER
filed 1994-04-29
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K
          (Mark One)
          { X }     Annual report pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
            For the fiscal year ended         January 29, 1994
                                          or
          {    }    Transition report pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
              For the transition period from ____________ to ___________
                         Commission File Number    0-1308

                                STRAWBRIDGE & CLOTHIER
                (Exact name of registrant as specified in its charter)

                      Pennsylvania                   23-1131660

                 (State or other jurisdiction      (I.R.S. Employer
                              of                 Identification No.)
                incorporation or organization)

                      801 Market Street
                  Philadelphia, Pennsylvania       19107-3199

                    (Address of principal             (Zip Code)
                      executive offices)

          Registrant's telephone number, including area code (215) 629-6000

             Securities registered pursuant to Section 12(b) of the Act:
                          Title of each class                  Name of each
          exchange on which registered

                        None                                     None

             Securities registered pursuant to Section 12(g) of the Act:

                    Series A Common Stock, par value $1 per share
                                   (Title of class)
               $5 Cumulative Preferred Stock, par value $100 per share
                                   (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
          YES   X       NO _____

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
          The aggregate market value of the Series A Common Stock and the Series B Common Stock, par value $1 per share, of the registrant held by nonaffiliates of the registrant as of April 7, 1994 was $215,517,862.

          The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at April 7, 1994 was 7,152,172.

          The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at April 7, 1994 was 3,234,231.

                         DOCUMENTS INCORPORATED BY REFERENCE

          (1) Portions of the 1993 Annual Report to shareholders are incorporated by reference in Part II.

          (2) Portions of the definitive 1994 annual meeting proxy statement filed with the Securities and Exchange Commission on April 21, 1994 pursuant to Regulation 14A are incorporporated by reference in Part III.

                                        PART I

          Item 1.        Business.

                    Strawbridge & Clothier (the "Company") operates 13 department stores at its original location in Philadelphia and in the surrounding Delaware Valley area of Pennsylvania, New Jersey and Delaware. The Company also operates, under the Clover name, 25 discount stores in the same market area as well as in the Lehigh Valley and Lancaster areas of Pennsylvania. The Company is the successor to a business begun in 1868.

                    All of the Company's department stores carry most of the classes of general merchandise usually offered by full-line department stores. Among the principal types of merchandise sold are men's, women's and children's apparel, including men's and boys' clothing, furnishings and footwear, women's coats, suits, dresses, furs, sportswear, intimate apparel, accessories, shoes and jewelry and infants' and children's clothing and accessories; smallwares, including cosmetics, stationery and candy; home furnishings, including domestics, draperies, lamps, housewares, furniture, rugs, television sets, audio equipment, china, glassware and silverware; and gifts. The department stores also provide various services such as interior decorating, beauty salons, restaurants, jewelry repair and fur storage. The Company has arrangements with several common carriers for the delivery by truck of merchandise to its department store customers throughout the Company's trading area.

                    The Clover stores offer a complete range of general merchandise exclusive of major appliances and furniture. No home delivery or other services are provided except for cafeteria-style restaurant service in two stores, snack bars in all stores, pharmacies in eight stores and beauty salons in nine stores.

                    The Company's merchandise is sold under a broad variety of brand names including the Company's own brand names, manufacturers' brand names, and several brand names owned by the Associated Merchandising Corporation, of which the Company is a member.

                    Strawbridge & Clothier charge cards, VISA, MasterCard, American Express and Discover cards are accepted at both the department stores and Clover stores.

                    In the fiscal year ended January 29, 1994, approximately 37% of sales were on a cash basis and 63% of sales were credit sales. The Company's stores have sales activity throughout the year. Approximately 30% of annual sales are made in the peak period of November and December.

                    As of January 29, 1994, the Company had 5,351 full time employees, 1,969 regular part time employees and 4,784 contingent employees who are scheduled as needed.

                    There has not been any significant change in the kinds of services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year ended January 29, 1994.

                    The general merchandise business in the Company's principal market of downtown Philadelphia and the surrounding Delaware Valley area of southeastern Pennsylvania, southern New Jersey and northern Delaware is highly competitive. The Company competes on the basis of quality of merchandise, customer service, price and store location. The Company's department and discount stores are in active competition with national chain, regional chain and local retail stores within their market areas, including conventional and discount department stores, specialty stores and mail order companies. Many of the Company's competitors have considerably larger national sales and financial resources than the Company.

          Item 2.        Properties.

                    The Company's main department store is in downtown Philadelphia and its 12 suburban branch department stores are located in the surrounding Delaware Valley area of southeastern Pennsylvania (seven stores), southern New Jersey (three stores) and northern Delaware (two stores). The Philadelphia department store contains approximately 1,065,000 square feet of floor area. The suburban branch department stores generally contain from 150,000 to 255,000 square feet, with one store containing 108,000 square feet of floor area. All of the branch department stores are located in shopping centers or malls. The Company's 25 Clover discount stores are located in the same market area as its department stores (15 in southeastern Pennsylvania, six in southern New Jersey and one in northern Delaware), as well as in the Lehigh Valley (two stores) and Lancaster (one store) areas of Pennsylvania. The Clover stores contain from 70,000 to 157,000 square feet of floor area. The Company owns 15 of its stores, of which two are on leased land and six are subject to mortgages or similar liens. The Company leases the remainder of the stores from third parties with, in most cases, long-term renewal rights or an option to purchase. The Company also maintains warehouse and distribution facilities in Philadelphia and New Jersey.

          Item 3.        Legal Proceedings.

                    There are no material pending legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject. The Company is a party to ordinary routine legal proceedings incidental to the conduct of its business, none of which are material.

          Item 4.        Submission  of  Matters  to  a  Vote  of  Security
          Holders.

                    This item is not applicable because there were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1993.

          Executive Officers of the Registrant.

                                                                Office
                                                                 Held
           Name                     Age  Office(1)               Since (2)

           Francis R.               56   Chairman of the Board   1984
           Strawbridge, III(3)
           Peter S. Strawbridge(3)   55   President               1979

           Warren W. White          62   Executive Vice          1979
                                         President

           Steven L.                50   Vice President,
           Strawbridge(3)                 Treasurer and           1982
                                         Secretary
           Ronald B. Avellino       55   Vice President          1987

           Louis F. Busico          59   Vice President          1979
           Harry T. Hinkel          55   Vice President          1993

           Robert A. Hoffner        51   Vice President          1984

           Charles D. Hollander     63   Vice President          1988
           Alexander B. Jervis      50   Vice President          1992

           Alice T. Kanigowski      55   Vice President          1986
           John J. Leahy            63   Vice President          1969

           Robert G. Muskas         55   Vice President          1980

           Thelma A. Newman         54   Vice President          1994
           E. Spencer Quill         52   Vice President          1990

           Thomas S. Rittenhouse    52   Vice President          1978
           G. Leonard Shea          60   Vice President          1977

           David W. Strawbridge(3)   54   Vice President          1978

           William A. Timmons       58   Vice President          1979

          __________

          (1) Each executive officer has been employed by the Company as an executive officer for at least the past five years, except for E. Spencer Quill who was Director of Administration and Distribution prior to his election in 1990; Alexander B. Jervis who was Director of Assets
               Protection prior to his election in 1992; Harry T. Hinkel who was a Store Manager prior to his election in 1993; and Thelma A. Newman who was a Divisional Merchandise Manager prior to her election in 1994.

          (2) The executive officers of the Company are elected annually to hold office until the annual organization meeting of the Board of Directors and until their respective successors shall have been duly elected and qualified.

          (3) Peter S. Strawbridge and Steven L. Strawbridge are brothers and are first cousins of Francis R. Strawbridge, III and David W. Strawbridge, who also are brothers.

                                       PART II

          Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

                    The information appearing in the section captioned "Market and Dividend Information" from the portions of the Company's 1993 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

          Item 6.        Selected Financial Data.

                    The information appearing in the section captioned "Ten-Year Financial Summary" from the portions of the Company's 1993 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    The information appearing in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the portions of the Company's 1993 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

          Item 8.        Financial Statements and Supplementary Data.

                    The information appearing in the sections captioned "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated

          Statements of Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Statement of Management Responsibility" and "Report of Ernst & Young, Independent Auditors" from the portions of the Company's 1993 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K are incorporated herein by reference.

                    The information appearing in the section captioned "Quarterly Results of Operations" from the portions of the Company's 1993 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                    This item is not applicable.

                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant.

                    The information as to directors required by this item is incorporated herein by reference from the section captioned "Election of Directors" in the Company's definitive 1994 annual meeting proxy statement which has been filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.

          Item 11.  Executive Compensation.

                    The information required by this item is incorporated herein by reference from the section captioned "Executive Compensation" in the Company's definitive 1994 annual meeting proxy statement which has been filed pursuant to Regulation 14A.

          Item 12.  Security  Ownership  of Certain  Beneficial  Owners and
          Management.

                    The information called for by this item is incorporated herein by reference from the section captioned "Beneficial Ownership of Voting Securities" in the Company's definitive 1994 annual meeting proxy statement which has been filed pursuant to Regulation 14A.

          Item 13.  Certain Relationships and Related Transactions.

                    None.

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               (a)  All financial statements and schedules.

                    A list of the financial statements and supporting schedules included in this Report appears on page F-1 hereof.

               (b)  Reports on Form 8-K.

                    No reports on Form 8-K were filed during the last fiscal quarter of the fiscal year covered by this Report.

               (c)  Exhibits.

                    (3)  (i)  Restated Articles  of  the Company  filed  on
                              January 3, 1990 with the Department of State of the Commonwealth of Pennsylvania, as filed as Exhibit 3(a) to Form 10-K for the fiscal year ended February 3, 1990, are incorporated herein by reference.

                         (ii) By-Laws,  effective October 1, 1989, as filed
                              as Exhibit 3(b) to Form 10-K for the fiscal year ended February 3, 1990, are incorporated herein by reference.

                    (4.1) Note Purchase Agreement dated as of November 1, 1977 relating to 8 1/2% Secured Notes of S&C, Center Square, Inc. due August 1, 2003.*

                    (4.2) Note Agreement dated November 22, 1985 relating to 11.50% Senior Notes of Strawbridge & Clothier due November 15, 2000.*

                    (4.3) Indenture dated as of October 15, 1993 relating to 6 5/8% Notes of Strawbridge & Clothier due October 15, 2003.*

                    (4.4) Note Agreement dated September 14, 1989 relating to Strawbridge & Clothier Senior Notes, 9.20% Series A due


          * Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the document listed is not filed with this Report. Registrant agrees to furnish a copy of such document to the Commission upon request.

                                   September 30, 2004 and 9.00% Series B due September 30, 1999.*

                    (4.5) Note Agreement dated October 13, 1992 relating to Strawbridge & Clothier 7.04% Senior Notes due October 15, 1997.*

                    (10)      Management Contracts or Compensatory Plans or
                              Arrangements   Required   to   be  filed   as
                              Exhibits:

                    (10.1) Deferred Compensation Plan for Key Executive Employees of Strawbridge &
                                   Clothier   as   amended   and   restated
                                   effective February 1, 1985, as  filed as
                                   Exhibit (10) to Form 10-K for the fiscal
                                   year   ended   February   2,  1985,   is
                                   incorporated herein by reference.

                    (10.2) 1985 Stock Option Plan of Strawbridge & Clothier as amended effective February 22, 1989, as filed as Exhibit 10(b) to Form 10-K for the fiscal year ended January 28, 1989, is incorporated herein by reference.

                    (10.3) 1991 Stock Option Plan of Strawbridge & Clothier, as filed as Exhibit 10(c) to Form 10-K for the fiscal year ended February 1, 1992, is incorporated herein by reference.

                    (10.4.1) Form of Employment Agreement for executive officers of the Company as filed as Exhibit 10.4.1 to Form 10-K for the fiscal year ended January 30, 1993, is incorporated herein by reference.

                    (10.4.2) Schedule of certain terms of Employment Agreements for the executive officers named in the Company's Summary Compensation Table for the fiscal year ended January 29, 1994.

                    (11)      Statement  re:    Computation  of  per  share
                              earnings.

                    (13)      Portions   of  the  1993   Annual  Report  to
                              Shareholders,  included  as   part  of   this
                              Report.

                    (21)      Subsidiaries of the  Registrant, as filed  as
                              Exhibit 21 to Form 10-K for the fiscal year ended January 30, 1993, is incorporated herein by reference.

                    (23)      Consent   of   Ernst  &   Young,  Independent
                              Auditors.

                                      SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STRAWBRIDGE & CLOTHIER
                                                  (Registrant)


                                        By /s/Francis R. Strawbridge, III
                                             Francis R. Strawbridge, III
                                             Chairman of the Board

          Dated:  April 27, 1994

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Margaret S. Clews  04/27/1994 Isaac H. Clothier, IV  04/27/1994
          Margaret S. Clews             Isaac H. Clothier, IV
          Director                      Director



          James M. Gassaway  04/27/1994  Richard H. Hall  04/27/1994
          James M. Gassaway              Richard H. Hall
          Director                       Director



          Thomas B. Harvey, Jr.  04/27/1994 Anne C. Longstreth  04/27/1994
          Thomas B. Harvey, Jr.             Anne C. Longstreth
          Director                          Director



          Paul E. Shipley  04/27/1994     David W. Strawbridge   04/27/1994
          Paul E. Shipley                 David W. Strawbridge
          Director                        Director and Vice President



          Francis R. Strawbridge, III 04/27/1994
          Francis R. Strawbridge, III
          Director and Chairman of the Board
          (co-principal executive officer)

          Peter S. Strawbridge 04/27/1994  Steven L. Strawbridge 04/27/1994
          Peter S. Strawbridge             Steven L. Strawbridge
          Director and President           Director, Vice President
          (co-principal executive officer) Treasurer and Secretary
                                           (principal financial officer)


          Thomas S. Rittenhouse  04/27/1994 Warren W. White  04/27/1994
          Thomas S. Rittenhouse             Warren W. White
          Vice President and Controller     Director and Executive
          (principal accounting officer)    Vice President

                          FORM 10-K -- ITEM 14(a)(1) and (2)

            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                       STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES


          The following consolidated financial statements of Strawbridge & Clothier and subsidiaries and the report of independent auditors thereon and a statement of management responsibility, included in the 1993 Annual Report to shareholders, are incorporated by reference in Item 8:

               Consolidated Statements of Operations--Fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992

               Consolidated Balance Sheets--January 29, 1994 and January
               30, 1993

               Consolidated Statements of Cash Flows--Fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992

               Consolidated Statements of Common Shareholders' Equity-- Fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992

               Notes to Consolidated Financial Statements

          The following consolidated financial statement schedules of Strawbridge & Clothier and subsidiaries are included herein:

               Schedule V--Property, Plant and Equipment

               Schedule VI--Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

               Schedule VIII--Valuation and Qualifying Accounts

               Schedule IX--Short-Term Borrowings

               Schedule X--Supplementary Income Statement Information

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                                                     Strawbridge & Clothier and Subsidiaries

                                                   Schedule V--Property, Plant, and Equipment

                                                                 (in thousands)


          COL. A            COL. B           COL. C           COL. D           COL. E            COL. F

                              Balance at                                       Other Changes     Balance at
      Classification           Beginning        Additions                       Add (Deduct)--         End
                               of Period         at Cost        Retirements      Describe (1)       of Period




 Fiscal year ended
 January 29, 1994

 Land                       $ 20,363         $                $                $                $ 20,363

 Buildings                   285,026           4,684             180              57             289,587
 Fixtures and equipment      215,057          11,934           2,385             741             225,347

 Transportation equipment        563             105              42                                 626
 Leasehold improvements       44,432           4,941             339              41              49,075

 Construction in progress      4,141           1,085             436            (839)              3,951

 Totals                     $569,582         $22,749          $3,382           $                $588,949


 Fiscal year ended
 January 30, 1993

 Land                       $ 20,363         $                $                $                $ 20,363

 Buildings                   271,009          11,563                             2,454           285,026
 Fixtures and equipment      205,288           7,877           485               2,377           215,057

 Transportation equipment        562              49            48                                   563
 Leasehold improvements       43,520             779            36                 169            44,432

 Construction in progress      6,797           2,649           305              (5,000)            4,141

 Totals                     $547,539         $22,917          $874             $                $569,582






 Fiscal year ended
 February 1, 1992

 Land                       $ 19,538         $   825          $                $                $ 20,363
 Buildings                   259,964           9,099             112              2,058          271,009

 Fixtures and equipment      197,776           9,806           5,536              3,242          205,288

 Transportation equipment        544              41              23                                 562
 Leasehold improvements       40,784           1,595                              1,141           43,520

 Construction in progress     13,633           3,852             218            (10,470) (2)       6,797
 Totals
                            $532,239         $25,218          $5,889           $( 4,029)        $547,539


(1)  Transfers between property accounts.

(2)  Includes reimbursement by lessor of $4,029 for new store construction.


Note: The annual provisions for depreciation have been computed based upon the following ranges of useful lives:

     Buildings and leasehold improvements - 5 to 60 years

     Fixtures and equipment and transportation equipment - 4 to 16-2/3 years



                       Strawbridge & Clothier and Subsidiaries

                Schedule VI--Accumulated Depreciation, Depletion, and
                    Amortization of Property, Plant, and Equipment

                                    (in thousands)


           COL. A              COL. B      COL. C       COL. D      COL. E       COL.F

                                                                     Other
                                          Additions                 Changes
                             Balance at  Charged to                   Add      Balanceat
                             Beginning    Costs and               (Deduct)--      End
        Description          of Period    Expenses   Retirements   Describe    ofPeriod

 Fiscal year ended Janaury
 29, 1994

 Buildings                  $ 99,274     $ 9,834     $  186       $           $108,922

 Fixtures and equipment      146,296      16,512      2,124                    160,684
 Transportation equipment        409          75         28                        456

 Leasehold improvements       16,446       2,408        335                     18,519
 Totals                     $262,425     $28,829     $2,673       $           $288,581






























 Fiscal year ended January
 30, 1993

 Buildings                  $ 89,985     $ 9,289     $            $           $99,274
 Fixtures and equipment      130,145      16,635      484                      146,296

 Transportation equipment        386          71       48                          409

 Leasehold improvements       14,147       2,327       28                       16,446
 Totals                     $234,663     $28,322     $560         $           $262,425



 Fiscal year ended February
 1, 1992

 Buildings                  $ 81,294     $ 8,740     $   49       $           $89,985
 Fixtures and equipment      116,597      17,703      4,155                    130,145

 Transportation equipment        335          74         23                        386
 Leasehold improvements       11,954       2,193                                14,147

 Totals                     $210,180     $28,710     $4,227       $           $234,663






































                                                     Strawbridge & Clothier and Subsidiaries

                   Schedule VIII--Valuation and Qualifying Accounts

                                     (in thousands)





        COL. A              COL. B                COL. C              COL. D    COL. E


                                                  Additions


                            Balance at    Charged to     Charged to                Balance at
       Description           Beginning      Costs and    Other        Deductions-      End
                             of Period      Expenses     Accounts--        -        of Period
                                                          Describe     Describe


 Fiscal year ended
 January 29, 1994

 Reserves and allowances
 deducted
   From asset accounts:

   Allowance for doubtful
   accounts                $5,000         $4,724         $            $4,724 (1)   $5,000



 Fiscal year ended
 January 30, 1993

 Reserves and allowances
 deducted
   from asset accounts:

   Allowance for doubtful
   accounts                $5,000         $6,638         $            $6,638 (1)   $5,000












 Fiscal year ended
 February 1, 1992

 Reserves and allowances
 deducted
   from asset accounts:

   Allowance for doubtful

   accounts                $4,200         $7,332         $            $6,532 (1)  $5,000


(1)  Accounts written off during year, net of recoveries.




                               Strawbridge & Clothier and Subsidiaries

                                                       Schedule IX--Short-Term Borrowings

                                                                 (in thousands)


           COL. A                  COL. B            COL. C            COL. D            COL. E             COL. F

                                                                       Maximum           Average           Weighted
                                                    Weighted           Amount            Amount            Average
                                 Balance at         Average          Outstanding       Outstanding      Interest Rate
    Category of Aggregate           End             Interest         During the        During the         During the
    Short-Term Borrowings        of Period            Rate             Period          Period (2)         Period (3)

 Fiscal year ended January
 29, 1994



 Notes payable to banks (1)   $43,500           3.59%             $96,500           $50,578            3.72%




 Fiscal year ended January
 30, 1993


 Notes payable to banks (1)   $27,500           3.71%             $86,000           $53,665            4.51%




 Fiscal year ended February
 1, 1992



 Notes payable to banks (1)   $32,000           5.05%             $73,000           $42,402            6.12%

















(1)                                  Represents amounts outstanding under short-term
bank credit lines which have no termination date, but are reviewed periodically for renewal.

(2)                                  The average amount outstanding during the period
is the daily average of outstanding principal balances.

(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.




                       Strawbridge & Clothier and Subsidiaries

                Schedule X--Supplementary Income Statement Information

                                    (in thousands)



                       COL. A                           COL. B

                        Item                Charged to Costs and Expenses



                                                    Fiscal Year
                                              1993   1992      1991




           Advertising costs               $28,835   $25,886   $25,971





          Amounts for maintenance and repairs, depreciation and amortization of intangible assets, taxes, other than payroll and income taxes, and royalties are not presented because the registrant does not incur such expenses or because such amounts are less than 1% of total sales and revenues.

                                    Exhibit Index

                                    Exhibit No.                    Page No.

                                    (10.4.2)
                                    Schedule of certain terms of
                                    Employment Agreements for the
                                    executive officers named in the
                                    Company's Summary Compensation Table
                                    for the fiscal year ended January 29,
                                    1994.

                                    (11)
                                    Statement re:  Computation of per
                                    share earnings.

                                    (13)
                                    Portions of the 1993 Annual Report to
                                    Shareholders, included as part of this
                                    Report.

                                    (23)
                                    Consent of Ernst & Young, Independent
                                    Auditors.