Form 10-Q
period 1994-04-30
STRAWBRIDGE & CLOTHIER
filed 1994-06-13
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                Form 10-Q

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended April 30, 1994

                                    OR

         ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



                      Commission File Number 0-1308
                                             ------




                          STRAWBRIDGE & CLOTHIER
- - -------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)




Pennsylvania                                 23-1131660
- - -------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)         Number)


801 Market Street
Philadelphia, PA                                      19107-3199
- - -------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)





                              (215) 629-6779
- - -------------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X     NO       .
                                                    -----      -----

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at May 30, 1994 is 7,178,255.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at May 30, 1994 is 3,208,148.

                                                                     Form 10-Q


                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
                   ---------------------------------------

                                    INDEX
                                    -----





                                                                        Page
PART I. FINANCIAL INFORMATION                                          Number
- - -----------------------------                                          ------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statements of operations--
         three months and trailing years ended April 30, 1994
         and May 1, 1993.                                                3

         Condensed consolidated balance sheets--April 30, 1994
         and January 29, 1994.                                           4

         Condensed consolidated statements of cash flows--three
         months ended April 30, 1994 and May 1, 1993.                    5

         Notes to condensed consolidated financial statements            6



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                            7




PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                8





SIGNATURES                                                               9
- - ----------

                                                                       Form 10-Q
                                                                          Page 3



                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


(in thousands, except per share data)


                                                      THREE MONTHS           TRAILING YEAR
                                                         ENDED                   ENDED
                                                   --------------------------------------------
                                                    April 30,   May 1,     April 30,   May 1,
                                                      1994       1993        1994       1993
                                                   --------------------------------------------
Net sales, including leased department sales        $208,303   $197,151    $995,767   $959,338
Other income, net of other deductions                    587        588       2,411      1,610
                                                   --------------------------------------------
                                                     208,890    197,739     998,178    960,948


Deduct:
   Cost of sales, including occupancy
     and buying costs                                158,070    152,737     739,234    716,142
   Selling and administrative expenses,
     net of finance charges                           38,590     38,195     172,230    166,760
   Depreciation                                        7,454      7,166      29,117     28,398
   Interest                                            4,537      5,130      20,316     21,423
   Provision for doubtful accounts                     1,735      1,007       5,452      5,786
                                                   --------------------------------------------
                                                     210,386    204,235     966,349    938,509

Earnings (loss) before income taxes                   (1,496)    (6,496)     31,829     22,439

Income taxes (benefit)                                  (508)    (2,241)     10,835      7,530
                                                   --------------------------------------------

NET EARNINGS (LOSS)                                    ($988)   ($4,255)    $20,994    $14,909
                                                   ============================================

NET EARNINGS (LOSS) PER SHARE                         ($0.10)    ($0.41)      $2.03      $1.45
                                                   ============================================

Cash dividends per share:
     Series A Common Stock                            $0.275      $0.27       $1.10      $1.08
                                                   ============================================
     Series B Common Stock                             $0.25      $0.24       $1.00      $0.96
                                                   ============================================
Average shares outstanding                            10,386     10,293      10,350     10,250
                                                   ============================================


See notes to condensed consolidated financial statements.


                                                                       Form 10-Q
                                                                          Page 4


                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

                                                      April 30,    January 29,
                                                        1994          1994
                                                    ------------   ------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                  $1,819        $2,860
   Accounts receivable, less allowance
     (4/30/94 - $5,250; 1/29/94 - $5,000)               183,744       200,433
   Merchandise inventories                              168,105       143,132
   Deferred income taxes                                  2,397         2,397
   Prepaid expenses and other                             9,149         7,379
                                                    ------------   ------------
        TOTAL CURRENT ASSETS                            365,214       356,201

PROPERTY, FIXTURES AND EQUIPMENT                        597,839       588,949
   Less allowance for depreciation                     (296,036)     (288,581)
                                                    ------------   ------------
                                                        301,803       300,368

OTHER ASSETS                                              6,556         6,483
                                                    ------------   ------------
                                                       $673,573      $663,052
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS'
   EQUITY

CURRENT LIABILITIES
   Notes payable                                        $65,000       $43,500
   Accounts payable                                      69,681        60,138
   Accrued expenses                                      18,559        20,724
   Taxes on income                                           46        11,203
   Long-term debt and capital lease
     obligations due within one year                      8,462        11,055
                                                    ------------   ------------
       TOTAL CURRENT LIABILITIES                        161,748       146,620

LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATIONS - due after one year                     204,917       205,808

ACCRUED RETIREMENT COSTS                                 49,840        49,795

DEFERRED INCOME TAXES                                     3,355         3,355

OTHER LIABILITIES                                         5,288         5,272

SERIES PREFERRED STOCK                                        0             0

SHAREHOLDERS' EQUITY
   Common stock                                          10,386        10,386
   Other shareholders' equity                           238,039       241,816
                                                    ------------   ------------
     TOTAL SHAREHOLDERS' EQUITY                         248,425       252,202
                                                    ------------   ------------
                                                       $673,573      $663,052
                                                    ============   ============

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                           THREE MONTHS ENDED
                                                        -----------------------
                                                         April 30,      May 1,
                                                           1994         1993
                                                        ----------   ----------

CASH FLOWS USED IN OPERATING ACTIVITIES                   ($7,125)    ($16,615)

NET CASH USED FOR INVESTING ACTIVITIES
   Acquisition of property, fixtures and equipment         (8,890)      (4,097)
   Changes in other assets                                    (73)        (229)
                                                        ----------   ----------
TOTAL                                                      (8,963)      (4,326)
                                                        ----------   ----------

NET CASH PROVIDED BY(USED FOR) FINANCING
  ACTIVITIES
   Payment of long-term debt and capital lease
     obligations                                           (3,484)      (3,031)
   Increase in short-term notes payable                    21,500       24,500
   Purchase of preferred stock and treasury stock            (189)        (202)
   Cash dividends                                          (2,780)      (2,665)
                                                        ----------   ----------
TOTAL                                                      15,047       18,602
                                                        ----------   ----------

CHANGE IN CASH AND EQUIVALENTS                             (1,041)      (2,339)
Cash and equivalents at beginning of period                 2,860        5,372
                                                        ----------   ----------
CASH AND EQUIVALENTS AT END OF PERIOD                      $1,819       $3,033
                                                        ==========   ==========

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
- - ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 30, 1994 are not necessarily indicative of the results that may be anticipated for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 29, 1994.


Note B - Per Share Data
- - -----------------------

Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and dilutive common stock equivalents (employee stock options) outstanding during each period, after recognition of preferred stock dividends.

                                                                       Form 10-Q
                                                                          Page 7


                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

Net sales changes in comparison to the comparable periods in the preceding year were increases of 5.7% and 3.8% for the three months and trailing year ended April 30, 1994, respectively. The increase in sales for the current quarter reflects signs of economic improvement in the Company's trading area. Additionally, weather conditions for the current-year quarter were less severe than the prior year.

Costs and expenses as a percentage of sales and the effective tax rates were as follows:


                                       THREE MONTHS ENDED   TRAILING YEAR ENDED
                                       ------------------   -------------------
                                        4/30/94   5/1/93     4/30/94    5/1/93
                                       --------- --------   ---------  --------


Cost of sales, including occupancy
and buying costs                          75.9     77.5        74.2      74.6

Selling and administrative expenses,
net of finance charges                    18.5     19.4        17.3      17.4

Depreciation                               3.6      3.6         2.9       3.0

Interest                                   2.2      2.6         2.0       2.2

Provision for
doubtful accounts                           .8       .5          .5        .6

Effective tax rate                        34.0     34.5        34.0      33.6

Cost of sales, including occupancy and buying costs, for the three months ended April 30, 1994, reflect increased margins and reduced occupancy and buying costs. The decrease in trailing year cost of sales as a percentage of sales reflects reduced occupancy and buying costs which offset a slight decrease in margins. Selling and administrative expenses, net of finance charges, for the three months and trailing year ended April 30, 1994, reflect continued control of operating expenses, partially offset by planned increases in advertising expenses. Interest expense for the three months and trailing year ended April 30, 1994, declined due to the refinancing of high-rate long-term debt. Increases in short-term borrowing rates did not materially affect first quarter fiscal 1994 results. The provision for doubtful accounts for the three months and trailing year ended April 30, 1994 includes an increase in the bad debt reserve of $250,000, taken in response to an increase in accounts receivable write-offs in the current three month period. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended January 29, 1994 for discussion of additional matters affecting the trailing year results.

                                                                       Form 10-Q
                                                                          Page 8


                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS(CONT'D)


FINANCIAL CONDITION & LIQUIDITY
- - -------------------------------

Operating activities resulted in a use of $7.1 million of cash for the three months ended April 30, 1994, compared to $16.6 million in the prior year. The change is primarily a result of careful control of inventory levels.

Capital expenditures of $8.9 million for the three months ended April 30, 1994, included the renovation of the fourth floor of the Philadelphia store, the renovation of the Mercerville and Cheltenham Clover stores and other renovation projects. Prior year capital expenditures of $4.1 million included the renovation of the third floor of the Philadelphia store and other renovation projects. At its annual meeting on May 25, 1994, the Company announced plans to open a new Clover store in 1995. The Company is currently negotiating related leases and construction contracts. Capital expenditures for fiscal 1994 are expected to total $34.6 million. These capital expenditures are expected to be financed by cash generated from operations and additional long-term borrowings. Capital expenditure plans may change as opportunities for new stores develop. Cash provided by financing activities resulted from additional short-term borrowings and was $15.0 million for the three months ended April 30, 1994, compared to $18.6 million for the prior year period.

The ratio of current assets to current liabilities was 2.26 at the end of the first quarter of fiscal 1994, compared to 2.43 at the end of fiscal 1993 and
2.37 at the end of the first quarter of fiscal 1993. The changes in working capital components such as accounts receivable, merchandise inventories and accrued income taxes, as compared to January 29, 1994, reflect normal seasonal variations. Consistent with the increase for fiscal 1993, accounts receivable at April 30, 1994 reflect an increase of $23,522,000 over the May 1, 1993 amount. Long-term debt and capital lease obligations were 45.2% of capitalization at April 30, 1994, compared to 44.9% at January 29, 1994.

The Company believes its relations with banks and credit sources are good and that it has considerable flexibility in deciding how to fund future capital expenditures and maturities of long-term debt.



                          PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:
              --------

              None.

         (b)  Reports on Form 8-K
              -------------------

              None.

                                                                       Form 10-Q
                                                                          Page 9



                                 SIGNATURE
                                 ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              STRAWBRIDGE & CLOTHIER
                              ----------------------------------------
                              Registrant






Date: June 13, 1994
      -------------





                               /s/ Steven L. Strawbridge
                              ----------------------------------------
                              Steven L. Strawbridge
                              Vice President, Treasurer & Secretary
                              (principal financial officer)