Form 10-Q
period 1994-07-30
STRAWBRIDGE & CLOTHIER
filed 1994-09-12
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                Form 10-Q

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended July 30, 1994

                                    OR

         ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-1308
                                              ------


                          STRAWBRIDGE & CLOTHIER
- - ------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


Pennsylvania                                 23-1131660
- - ------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               Number)


801 Market Street
Philadelphia, PA                                      19107-3199
- - ------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


                              (215) 629-6000
- - ------------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES / X /   NO /   /.

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at August 30, 1994 is 7,237,286.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at August 30, 1994 is 3,186,165.

                                                                  Form 10-Q

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
                  ---------------------------------------

                                   INDEX
                                   -----


                                                                        Page
PART I.  FINANCIAL INFORMATION                                         Number
- - ------------------------------                                         ------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statements of operations--
         three and six months and trailing years ended July 30,
         1994 and July 31, 1993.                                          3

         Condensed consolidated balance sheets--July 30, 1994
         and January 29, 1994.                                            4

         Condensed consolidated statements of cash flows--six
         months ended July 30, 1994 and July 31, 1993.                    5

         Notes to condensed consolidated financial statements             6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             7


PART II.  OTHER INFORMATION
- - ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders              8

Item 6.  Exhibits and Reports on Form 8-K                                 9


SIGNATURES                                                                9
- - ----------

                                                                  Form 10-Q
                                                                     Page 3


                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

                  THREE MONTHS ENDED   SIX MONTHS ENDED    TRAILING YEAR ENDED
                  ------------------------------------------------------------
                  July 30,  July 31,   July 30, July 31,   July 30,   July 31,
                    1994      1993       1994     1993       1994       1993
                  ------------------------------------------------------------
Net sales         $222,894  $225,018   $431,197 $422,170   $993,643   $969,931
Other income,
 net of other
 deductions            515       523      1,102    1,111      2,403      2,111
                  ------------------------------------------------------------
                   223,409   225,541    432,299  423,281    996,046    972,042

Deduct:
 Cost of sales,
  including
  occupancy and
  buying costs     169,517   173,634    327,587  326,371    735,117    724,557
 Selling and
  administrative
  expenses, net
  of finance
  charges           39,548    40,567     78,138   78,762    171,211    169,029
 Depreciation        7,477     7,193     14,931   14,359     29,401     28,511
 Interest            4,818     5,205      9,355   10,335     19,929     21,280
 Provision for
  doubtful
  accounts           1,680     1,117      3,415    2,124      6,015      5,667
                  ------------------------------------------------------------
                   223,040   227,716    433,426  431,951    961,673    949,044

Earnings (loss)
 before income
 taxes                 369    (2,175)    (1,127)  (8,670)    34,373     22,998

Income taxes
 (benefit)             125      (750)      (383)  (2,991)    11,710      7,721
                  ------------------------------------------------------------
NET EARNINGS
 (LOSS)               $244   ($1,425)     ($744) ($5,679)   $22,663    $15,277
                  ============================================================
NET EARNINGS
 (LOSS) PER SHARE    $0.02    ($0.14)    ($0.07)  ($0.55)     $2.18      $1.49
                  ============================================================

Cash dividends
 per share:
  Series A
  Common Stock      $0.275    $0.275      $0.55   $0.545      $1.10     $1.085
                  ============================================================
  Series B
  Common Stock       $0.25     $0.25      $0.50    $0.49      $1.00      $0.97
                  ============================================================

Average shares
 outstanding        10,402    10,290     10,393   10,274     10,378     10,259
                  ============================================================

See notes to condensed consolidated financial statements.

                                                                  Form 10-Q
                                                                     Page 4

                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)


                                                July 30,        January 29,
                                                  1994             1994
                                               -----------      -----------
ASSETS

CURRENT ASSETS
  Cash and equivalents                              $4,187           $2,860
  Accounts receivable, less allowance
    (7/30/94 - $5,400; 1/29/94 - $5,000)           178,050          200,433
  Merchandise inventories                          158,897          143,132
  Deferred income taxes                              2,397            2,397
  Prepaid expenses and other                         9,347            7,379
                                               -----------      -----------
    TOTAL CURRENT ASSETS                           352,878          356,201

PROPERTY, FIXTURES AND EQUIPMENT                   605,065          588,949
  Less allowance for depreciation                 (303,421)        (288,581)
                                               -----------      -----------
                                                   301,644          300,368

OTHER ASSETS                                         6,746            6,483
                                               -----------      -----------
                                                  $661,268         $663,052
                                               ===========      ===========

LIABILITIES AND SHAREHOLDERS'
 EQUITY

CURRENT LIABILITIES
  Notes payable                                    $56,500          $43,500
  Accounts payable                                  62,428           60,138
  Accrued expenses                                  22,974           20,724
  Taxes on income                                    1,158           11,203
  Long-term debt and capital lease
    obligations due within one year                  8,426           11,055
                                               -----------      -----------
    TOTAL CURRENT LIABILITIES                      151,486          146,620

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - due after one year                 204,016          205,808

ACCRUED RETIREMENT COSTS                            49,935           49,795

DEFERRED INCOME TAXES                                3,355            3,355

OTHER LIABILITIES                                    5,973            5,272

SERIES PREFERRED STOCK                                   0                0

COMMON SHAREHOLDERS' EQUITY
  Common stock                                      10,423           10,386
  Other shareholders' equity                       236,080          241,816
                                               -----------      -----------
    TOTAL COMMON SHAREHOLDERS' EQUITY              246,503          252,202
                                               -----------      -----------
                                                  $661,268         $663,052
                                               ===========      ===========


See notes to condensed consolidated financial statements.

                                                                  Form 10-Q
                                                                     Page 5

                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                       SIX MONTHS ENDED
                                                    -----------------------
                                                    July 30,       July 31,
                                                      1994           1993
                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES                 $14,262         $8,631

NET CASH USED FOR INVESTING ACTIVITIES
  Acquisition of property, fixtures and equipment    (16,116)        (9,210)
  Changes in other assets                               (263)          (410)
                                                    --------       --------
TOTAL                                                (16,379)        (9,620)
                                                    --------       --------

NET CASH PROVIDED BY(USED FOR) FINANCING ACTIVITIES
  Payment of long-term debt and capital lease
    obligations                                       (4,421)        (9,264)
  Increase in short-term notes payable                13,000         16,000
  Purchase of preferred stock and treasury stock        (189)          (202)
  Proceeds from issuance of common stock                 622            717
  Cash dividends                                      (5,568)        (5,433)
                                                    --------       --------
TOTAL                                                  3,444          1,818
                                                    --------       --------

CHANGE IN CASH AND EQUIVALENTS                         1,327            829
Cash and equivalents at beginning of period            2,860          5,372
                                                    --------       --------
CASH AND EQUIVALENTS AT END OF PERIOD                 $4,187         $6,201
                                                    ========       ========


See notes to condensed consolidated financial statements.

                                                                  Form 10-Q
                                                                     Page 6

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation
- - ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended July 30, 1994 are not necessarily indicative of the results that may be anticipated for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 29, 1994.

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

                                                                  Form 10-Q
                                                                     Page 7


                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

Net sales changes in comparison to the comparable periods in the preceding year were a decrease of .9% and increases of 2.1% and 2.4% for the three months, six months and trailing year ended July 30, 1994, respectively. The slight sales decline for the quarter was caused principally by a less aggressive promotional effort when compared to the prior year's 125th Anniversary advertising campaign. Sales results for the first half and trailing year were positively affected by less severe weather conditions than the prior year periods. The Company's current outlook for 1994 does not anticipate any significant increases in consumer buying patterns.

Costs and expenses as a percentage of sales and the effective tax rates were as follows:


                        THREE MONTHS        SIX MONTHS         TRAILING YEAR
                           ENDED               ENDED               ENDED
                     -----------------   -----------------   -----------------
                     7/30/94   7/31/93   7/30/94   7/31/93   7/30/94   7/31/93
                     -------   -------   -------   -------   -------   -------
Cost of sales,
including occupancy
& buying costs          76.1      77.2      76.0      77.3      74.0      74.7

Selling & adminis-
trative expenses, net
of finance charges      17.7      18.0      18.1      18.7      17.2      17.4

Depreciation             3.4       3.2       3.5       3.4       3.0       2.9

Interest                 2.2       2.3       2.2       2.4       2.0       2.2

Provision for
doubtful accounts         .8        .5        .8        .5        .6        .6

Effective tax rate      33.9      34.5      34.0      34.5      34.1      33.6


    Cost of sales, including occupancy and buying costs, for the three months, six months and trailing year ended July 30, 1994, reflect increased margins and reduced occupancy and buying costs. Selling and administrative expenses, net of finance charges, for the periods ended July 30, 1994 reflect increased finance charge income and continued control of operating expenses, partially offset by planned increases in advertising expense. Interest expense for the three months, six months and trailing year ended July 30, 1994 declined due to the refinancing of high-rate long-term debt. Increases in short-term borrowing rates did not materially affect the current periods results. The increased provisions for doubtful accounts for the three and six months ended July 30, 1994 reflect increased accounts receivable balances in comparison to the comparable periods of the preceding year and increased write-offs in the first half of fiscal 1994. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended January 29, 1994 for discussion of additional matters affecting the trailing year results.

                                                                  Form 10-Q
                                                                     Page 8

                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONT'D)


FINANCIAL CONDITION & LIQUIDITY
- - -------------------------------

Operating activities generated cash flows of $14.3 million for the six months ended July 30, 1994, compared to $8.6 million in the prior year. The increase is primarily a result of the $4.9 million improvement in net earnings.

Capital expenditures of $16.1 million for the six months ended July 30, 1994, included the renovation of the fourth floor of the Philadelphia store, the renovation of the Mercerville and Cheltenham Clover stores and other renovation projects. Prior year capital expenditures of $9.2 million included the renovation of the third floor of the Philadelphia store and other renovation projects. At its annual meeting on May 25, 1994, the Company announced plans to open a new Clover store in 1995. Other possible new store sites are also being considered and the Company is currently negotiating related leases and construction contracts. Capital expenditures for fiscal 1994 are estimated to total $39.9 million. These capital expenditures are expected to be financed by cash generated from operations and additional long-term borrowings. Capital expenditure plans may change as opportunities for new stores develop. Cash provided by financing activities resulted from additional short-term borrowings and was $3.4 million for the six months ended July 30, 1994, compared to $1.8 million for the prior year period.

The ratio of current assets to current liabilities was 2.33 at the end of the second quarter of fiscal 1994, compared to 2.43 at the end of fiscal 1993 and 2.57 at the end of the second quarter of fiscal 1993. The changes in working capital components such as accounts receivable, merchandise inventories and accrued income taxes, as compared to January 29, 1994, reflect normal seasonal variations. Consistent with the increase for fiscal 1993, accounts receivable at July 30, 1994 reflects an increase of $22,373,000 over the July 31, 1993 amount. Long-term debt and capital lease obligations were 45.3% of capitalization at July 30, 1994, compared to 44.9% at January 29, 1994.

The Company believes its relations with banks and credit sources are good and that it has considerable flexibility in deciding how to fund future capital expenditures and maturities of long-term debt.


                        PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On May 25, 1994, the Annual Meeting of Shareholders of Strawbridge & Clothier was held. The shareholders elected the five individuals nominated to the Board of Directors, four for a term of three years expiring in 1997 and one for a term of two years expiring in 1996. The shareholders also approved the designation of Ernst & Young as independent auditors. No other matters were considered at the meeting. The number of votes cast for and withheld from the election of each nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

Election of Directors:                  For                       Withheld
- - ----------------------                  ---                       --------

Term expiring in 1996:
  Warren W. White                   37,588,149                      8,393
Term expiring in 1997:
  Jennifer S. Braxton               37,512,789                     83,753
  Thomas B. Harvey, Jr.             37,593,896                      2,646
  David W. Strawbridge              37,534,346                     62,196
  Natalie B. Weintraub              37,589,202                      7,340

                                                                  Form 10-Q
                                                                     Page 9


                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders (cont'd)
         ------------------------------------------------------------

The number of votes cast for and against, and the number of abstentions in the approval of the designation of Ernst & Young is as follows: For, 37,571,625; Against, 9,986; Abstain, 14,931. There were no broker non-votes.
- - ----------           -----           ------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:
              ---------
              Exhibit 27 - Financial Data Schedule.

         (b)  Reports on Form 8-K
              -------------------
              None.


                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              STRAWBRIDGE & CLOTHIER
                              ---------------------------------------------
                              Registrant


Date: September 12, 1994
      ------------------


                                 /s/ Steven L. Strawbridge
                              ---------------------------------------------
                              Steven L. Strawbridge
                              Vice President, Treasurer & Secretary
                              (principal financial officer)