Form 10-Q
period 1994-10-29
STRAWBRIDGE & CLOTHIER
filed 1994-12-12
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 Form 10-Q

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended October 29, 1994

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





                              (215) 629-6000
- - -------------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO    .
                                        ---      ---

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at November 30, 1994 is 7,251,268.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at November 30, 1994 is 3,172,183.

                                                                   Form 10-Q


                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
                  ---------------------------------------

                                   INDEX
                                   -----



                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
- - ------------------------------                                          ------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statements of operations--
         three and nine months and trailing years ended October 29,
         1994 and October 30, 1993                                         3

         Condensed consolidated balance sheets--October 29, 1994
         and January 29, 1994                                              4

         Condensed consolidated statements of cash flows--nine
         months ended October 29, 1994 and October 30, 1993                5

         Notes to condensed consolidated financial statements              6



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7




PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  9





SIGNATURES                                                                 9
- - ----------

                                                                  Form 10-Q
                                                                     Page 3


                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)


                    THREE MONTHS ENDED          NINE MONTHS ENDED         TRAILING YEAR ENDED
                  ------------------------------------------------------------------------------
                  October 29,  October 30,   October 29,  October 30,   October 29,  October 30,
                     1994         1993          1994         1993          1994         1993
                  ------------------------------------------------------------------------------
Net sales          $226,559     $223,639      $657,756     $645,808      $996,563     $977,832
Other income,
 net of other
 deductions             546          583         1,648        1,695         2,365        2,622
                  ------------------------------------------------------------------------------
                    227,105      224,222       659,404      647,503       998,928      980,454

Deduct:
 Cost of sales,
  including
  occupancy and
  buying costs      168,000      166,941       495,586      493,312       736,175      729,653
 Selling and
  administrative
  expenses, net
  of finance
  charges            43,590       43,532       121,728      122,294       171,269      170,787
 Depreciation         7,311        7,241        22,242       21,600        29,471       28,606
 Interest             5,007        5,302        14,362       15,637        19,634       21,124
 Provision for
  doubtful
  accounts            2,409        1,414         5,824        3,538         7,010        5,465
                  ------------------------------------------------------------------------------
                    226,317      224,430       659,742      656,381       963,559      955,635

Earnings (loss)
 before income
 taxes                  788         (208)         (338)      (8,878)       35,369       24,819

Income taxes
 (benefit)              263         (277)         (120)      (3,268)       12,250        8,142
                  ------------------------------------------------------------------------------
NET EARNINGS
 (LOSS)                $525          $69         ($218)     ($5,610)      $23,119      $16,677
                  ==============================================================================
NET EARNINGS
 (LOSS) PER SHARE     $0.05        $0.01        ($0.02)      ($0.54)        $2.22        $1.62
                  ==============================================================================

Cash dividends
 per share:
  Series A
  Common Stock       $0.275       $0.275        $0.825        $0.82         $1.10        $1.09
                  ==============================================================================
  Series B
  Common Stock        $0.25        $0.25         $0.75        $0.74         $1.00        $0.98
                  ==============================================================================

Average shares
 outstanding         10,444       10,367        10,409       10,299        10,399       10,297
                  ==============================================================================


See notes to condensed consolidated financial statements.

                                                                  Form 10-Q
                                                                     Page 4

                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)


                                               October 29,      January 29,
                                                  1994             1994
                                               -----------      -----------
ASSETS

CURRENT ASSETS
  Cash and equivalents                              $2,640           $2,860
  Accounts receivable, less allowance
    (10/29/94 - $5,600; 1/29/94 - $5,000)          185,407          200,433
  Merchandise inventories                          224,087          143,132
  Deferred income taxes                              2,397            2,397
  Prepaid expenses and other                         8,701            7,379
                                               -----------      -----------
    TOTAL CURRENT ASSETS                           423,232          356,201

PROPERTY, FIXTURES AND EQUIPMENT                   610,272          588,949
  Less allowance for depreciation                 (310,732)        (288,581)
                                               -----------      -----------
                                                   299,540          300,368

OTHER ASSETS                                        12,211            6,483
                                               -----------      -----------
                                                  $734,983         $663,052
                                               ===========      ===========

LIABILITIES AND SHAREHOLDERS'
 EQUITY

CURRENT LIABILITIES
  Notes payable                                   $100,000          $43,500
  Accounts payable                                  98,629           60,138
  Accrued expenses                                  22,565           20,724
  Taxes on income                                      758           11,203
  Long-term debt and capital lease
    obligations due within one year                  8,400           11,055
                                               -----------      -----------
    TOTAL CURRENT LIABILITIES                      230,352          146,620

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - due after one year                 200,269          205,808

ACCRUED RETIREMENT COSTS                            50,617           49,795

DEFERRED INCOME TAXES                                3,355            3,355

OTHER LIABILITIES                                    6,151            5,272

SERIES PREFERRED STOCK                                   0                0

COMMON SHAREHOLDERS' EQUITY
  Common stock                                      10,423           10,386
  Other shareholders' equity                       233,816          241,816
                                               -----------      -----------
    TOTAL COMMON SHAREHOLDERS' EQUITY              244,239          252,202
                                               -----------      -----------
                                                  $734,983         $663,052
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

                                                                  Form 10-Q
                                                                     Page 5

                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                      NINE MONTHS ENDED
                                                    -----------------------
                                                    Oct. 29,       Oct. 30,
                                                      1994           1993
                                                    --------       --------
CASH FLOWS USED IN OPERATING ACTIVITIES             ($13,552)      ($22,656)

NET CASH USED FOR INVESTING ACTIVITIES
  Acquisition of property, fixtures and equipment    (21,323)       (15,949)
  Temporary investment of debt offering proceeds           0        (49,255)
  Changes in other assets                             (5,728)        (1,142)
                                                    --------       --------
TOTAL                                                (27,051)       (66,346)
                                                    --------       --------

NET CASH PROVIDED BY(USED FOR) FINANCING ACTIVITIES
  Additional long-term borrowings                          0         49,255
  Payment of long-term debt and capital lease
    obligations                                       (8,194)       (10,284)
  Increase in short-term notes payable                56,500         53,000
  Purchase of preferred stock and treasury stock        (189)          (202)
  Proceeds from issuance of common stock                 622            717
  Cash dividends                                      (8,356)        (8,201)
                                                    --------       --------
TOTAL                                                 40,383         84,285
                                                    --------       --------

CHANGE IN CASH AND EQUIVALENTS                          (220)        (4,717)
Cash and equivalents at beginning of period            2,860          5,372
                                                    --------       --------
CASH AND EQUIVALENTS AT END OF PERIOD                 $2,640           $655
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

                                                                   Form 10-Q
                                                                      Page 6

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation
- - ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 29, 1994 are not necessarily indicative of the results that may be anticipated for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 29, 1994.


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

                                                                   Form 10-Q
                                                                      Page 7


                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

Net sales increases in comparison to the comparable periods in the preceding year were 1.3%, 1.9% and 1.9% for the three months, nine months and trailing year ended October 29, 1994, respectively. Sales results for the third quarter were negatively impacted by unusually warm weather, while current year nine months and trailing year were positively affected by less severe weather conditions than the prior year periods. The Company's current outlook for 1994 does not anticipate any significant increases in consumer buying patterns in the Company's trading area.

Costs and expenses as a percentage of sales and the effective tax rates were as follows:


                        THREE MONTHS        NINE MONTHS        TRAILING YEAR
                            ENDED              ENDED               ENDED
                     ------------------  -----------------   ------------------
                     10/29/94  10/30/93  10/29/94 10/30/93   10/29/94  10/30/93
                     --------  --------  -------- --------   --------  --------

Cost of sales,
including occupancy
and buying costs       74.2      74.6      75.3     76.4       73.9      74.6

Selling and adminis-
trative expenses, net
of finance charges     19.2      19.5      18.5     18.9       17.2      17.5

Depreciation            3.2       3.2       3.4      3.3        3.0       2.9

Interest                2.2       2.4       2.2      2.4        2.0       2.2

Provision for
doubtful accounts       1.1        .6        .9        .5        .7        .6

Effective tax rate     33.4     133.2      35.5      36.8      34.6      32.8

Cost of sales, including occupancy and buying costs, for the three months, nine months and trailing year ended October 29, 1994, benefited from reduced occupancy and buying costs. The current year nine month and trailing year periods also reflect increased margins, while margins for the third quarter were similar to the prior year. Selling and administrative expenses, net of finance charges, for the periods ended October 29, 1994, reflect increased finance charge income and continued emphasis on expense control. Interest expense for the three months, nine months and trailing year ended October 29, 1994, declined due to the refinancing of high-rate debt, partially offset by increased outstanding floating rate debt and increased short-term borrowing rates. The increased provisions for doubtful accounts for the three months, nine months and trailing year ended October 29, 1994, reflect increased accounts receivable balances in comparison to the comparable periods of the preceding year and increased write-offs during the first nine months of 1994. The effective tax rates for the periods ended October 30, 1993, reflect the effects of enactment of the 1993 Tax Act during the third quarter of 1993 and the retroactive effect of certain provisions of the Act.

                                                                   Form 10-Q
                                                                      Page 8


                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS(CONT'D)


FINANCIAL CONDITION AND LIQUIDITY
- - ---------------------------------

Operating activities resulted in a use of $13.6 million of cash for the nine months ended October 29, 1994, compared to $22.7 million in the prior year . The change is primarily a result of the $5.4 million improvement in net earnings.

Expenditures for property, fixtures and equipment totalled $21.3 million for the nine months ended October 29, 1994 and included the renovation of the fourth floor of the Philadelphia store, the renovation of the Mercerville and Cheltenham Clover stores and other renovation projects. Prior year capital expenditures of $15.9 million included the renovation of the third floor of the Philadelphia store, the renovation of the Marlton and Blackwood Clover stores and other renovation projects. The Company has announced plans to open two new Clover stores in the summer of 1995 and a Strawbridge & Clothier Home Furnishings Store in the spring of 1995. Ground breaking took place for Clover Brandywine, located in New Castle County, Delaware, on September 27, 1994, and a lease agreement has been signed to open a Clover store in the Gallery at Market East in Philadelphia, to be located on the street and second floor levels of the former Gimbels/Stern's building. A lease agreement has also been signed to open the Company's first Home Furnishings store in the spring of 1995, to be located in the Concord Mall in New Castle County, Delaware. The relocation of home furnishings into a separate store will allow for a major renovation of the existing Strawbridge & Clothier Concord store, with increased selling space for apparel, to be completed in the fall of 1995. Capital expenditures for fiscal 1994 are estimated to be $39.9 million, of which $27.8 million has been spent through October 29, 1994, including $21.3 million for property, fixtures and equipment and $6.5 million for the acquisition of land lease rights relating to Clover Brandywine. These capital expenditures are expected to be financed by cash generated from operations and the sale of a portion of the Company's credit card receivables. Cash provided by financing activities resulted from additional short-term borrowings and was $40.4 million for the nine months ended October 29, 1994, compared to $84.3 million for the prior year period. The prior year period also included $49.3 million in additional long-term borrowings.

The ratio of current assets to current liabilities was 1.84 at the end of the third quarter of fiscal 1994, compared to 2.43 at the end of fiscal 1993 and 1.83 at the end of the third quarter of fiscal 1993. The prior year ratio would have been 2.05 exclusive of the effect of the short-term investment of $49.3 million of public debt offering proceeds pending the repayment of the $50.0 million of public debt included in current liabilities. The working capital ratio is lower at the end of the third quarter compared to the prior fiscal year end due to lower customer accounts receivable balances immediately prior to the heavy Christmas sales volume period, while inventories, short-term borrowings and merchandise accounts payable are greater in preparation for this high volume period. Consistent with the increase for fiscal 1993, accounts receivable at October 29, 1994 reflects an increase of $19,013,000 over the October 30, 1993 amount. Long-term debt and capital lease obligations were 45.1% of capitalization at October 29, 1994, compared to 44.9% at January 29, 1994.

The Company believes its relations with banks and credit sources are good and that it has considerable flexibility in deciding how to fund future capital expenditures and maturities of long-term debt.

                                                                   Form 10-Q
                                                                      Page 9


                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:
              --------

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              None.



                                 SIGNATURE
                                 ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                              STRAWBRIDGE & CLOTHIER
                              ----------------------------------------------
                              Registrant






Date: December 12, 1994
      -----------------





                                 /s/ Steven L. Strawbridge
                              ----------------------------------------------
                              Steven L. Strawbridge
                              Vice President, Treasurer & Secretary
                              (principal financial officer)