Form 10-K
period 1995-01-28
STRAWBRIDGE & CLOTHIER
filed 1995-04-27
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-K
  (Mark One)
  { X }     Annual report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934
    For the fiscal year ended         January 28, 1995
                                  or
  {    }    Transition report pursuant to Section 13 or 15(d) of
            the Securities Exchange Act of 1934
      For the transition period from ____________ to ___________
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  The aggregate market value of the Series A Common Stock and the Series B Common Stock, par value $1 per share, of the registrant held by nonaffiliates of the registrant as of April 6, 1995 was $157,881,469.

  The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at April 6, 1995 was 7,293,036.

  The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at April 6, 1995 was 3,168,789.

                 DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the 1994 Annual Report to shareholders are incorporated by reference in Part II.

  (2) Portions of the definitive 1995 annual meeting proxy statement filed with the Securities and Exchange Commission on April 21, 1995 pursuant to Regulation 14A are incorporated by reference in Part III.

                                PART I

  Item 1.        Business.

            Strawbridge & Clothier (the "Company") operates 13 department stores at its original location in Philadelphia and in the surrounding Delaware Valley area of Pennsylvania, New Jersey and Delaware. The Company operates, under the Clover name, 25 discount stores in the same market area as well as in the Lehigh Valley and Lancaster areas of Pennsylvania. The Company also operates one Home Furnishings store in northern Delaware. The Company is the successor to a business begun in 1868.

            The Company will open two new Clover stores in 1995. The 26th Clover store will open on May 8, 1995 west of the Concord Mall, north of Wilmington, Delaware. The Company plans to open the 27th Clover store in August, 1995 at The Gallery shopping mall in downtown Philadelphia.

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

            The Company opened its first Home Furnishings store on April 21, 1995 at the Concord Mall, north of Wilmington, Delaware. The Home Furnishings store carries furniture, bedding, floor coverings, curtains, draperies, lamps and a full-service interior design studio.

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

            In the fiscal year ended January 28, 1995, approximately 35% of sales were on a cash basis and 65% of sales were credit sales. The Company's stores have sales activity throughout the year. Approximately 29% of annual sales are made in the peak period of November and December.

            As of January 28, 1995, the Company had 4,433 full time employees, 2,849 regular part time employees and 6,661 contingent employees who are scheduled as needed.

            There has not been any significant change in the kinds of services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year ended January 28, 1995.

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

  Item 2.        Properties.

            The Company's main department store is in downtown Philadelphia and its 12 suburban branch department stores are located in the surrounding Delaware Valley area of southeastern Pennsylvania (seven stores), southern New Jersey (three stores) and northern Delaware (two stores). The Philadelphia department store contains approximately 1,065,000 square feet of floor area. The suburban branch department stores generally contain from 150,000 to 255,000 square feet, with one store containing 108,000 square feet of floor area. All of the branch department stores are located in shopping centers or malls. The Company's 25 Clover discount stores are located in the same market area as its department stores (15 in southeastern Pennsylvania, six in southern New Jersey and one in northern Delaware), as well as in the Lehigh Valley (two stores) and Lancaster (one store) areas of Pennsylvania. The Clover stores contain from 70,000 to 157,000 square feet of floor area. The Company's Home Furnishings store is located at a shopping mall in northern Delaware and contains 54,000 square feet of floor area. The Company owns 18 of its stores, of which three are on leased land and six are subject to mortgages or similar liens. The Company leases the remainder of the stores from third parties with, in most cases, long-term renewal rights or an option to purchase. The Company also maintains warehouse and distribution facilities in Philadelphia and New Jersey. The new Clover store to be opened in northern Delaware, which contains 94,000 square feet of floor area, is owned by the Company on leased land. The new Clover store to be opened in downtown Philadelphia, which contains 130,000 square feet of floor area, will be leased by the Company.

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

  Item 4.        Submission  of  Matters  to  a  Vote  of  Security
  Holders.

            This item is not applicable because there were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1994.

  Executive Officers of the Registrant.

                                                        Office
                                                        Held
   Name                     Age  Office (1)             Since(2)

   Francis R. Strawbridge, III(3)  57   Chairman of the Board   1984

   Peter S. Strawbridge(3)         56   President               1979

   Warren W. White                 63   Executive Vice          1979
                                        President

   Steven L. Strawbridge(3)        51   Vice President,         1982
                                        Treasurer and Secretary

   Ronald B. Avellino              56   Vice President          1987

   Louis F. Busico                 60   Vice President          1979

   Harry T. Hinkel                 56   Vice President          1993

   Robert A. Hoffner               52   Vice President          1984

   Charles D. Hollander            64   Vice President          1988

   Alexander B. Jervis             51   Vice President          1992

   Alice T. Kanigowski             56   Vice President          1986

   John J. Leahy                   64   Vice President          1969

   Robert G. Muskas                56   Vice President          1980

   Thelma A. Newman                55   Vice President          1994

   E. Spencer Quill                53   Vice President          1990

   Thomas S. Rittenhouse           53   Vice President          1978

   G. Leonard Shea                 61   Vice President          1977

   David W. Strawbridge(3)         55  Vice President           1978

   William A. Timmons              59   Vice President          1979

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

                               PART II

  Item 5.        Market for the Registrant's Common Equity and
                 Related Stockholder Matters.

            The information appearing in the section captioned "Market and Dividend Information" from the portions of the Company's 1994 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

  Item 6.        Selected Financial Data.

            The information appearing in the section captioned "Ten-Year Financial Summary" from the portions of the Company's 1994 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The information appearing in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the portions of the Company's 1994 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

  Item 8.        Financial Statements and Supplementary Data.

            The information appearing in the sections captioned "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements," "Statement of Management Responsibility" and "Report of Ernst & Young LLP, Independent Auditors" from the portions of the Company's 1994 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

            The information appearing in the section captioned "Quarterly Results of Operations" from the portions of the Company's 1994 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

  Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.

            This item is not applicable.

                               PART III

  Item 10.       Directors and Executive Officers of the Registrant.

            The information as to directors required by this item is incorporated herein by reference from the section captioned "Election of Directors" in the Company's definitive 1995 annual meeting proxy statement which has been filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.

  Item 11.       Executive Compensation.

            The information required by this item is incorporated herein by reference from the section captioned "Executive Compensation" in the Company's definitive 1995 annual meeting proxy statement which has been filed pursuant to Regulation 14A.

  Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management.

            The information called for by this item is incorporated herein by reference from the section captioned "Beneficial Ownership of Voting Securities" in the Company's definitive 1995 annual meeting proxy statement which has been filed pursuant to Regulation 14A.

  Item 13.       Certain Relationships and Related Transactions.

                 None.

                               PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a)  All financial statements and schedules.

            A  list  of  the financial  statements  and  supporting
            schedule included  in this  Report appears on  page F-1
            hereof.

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

            (4.1) Note Purchase Agreement dated as of November 1, 1977 relating to 8 1/2% Secured Notes of S&C, Center Square, Inc. due August 1, 2003.*

            (4.2) Note Agreement dated November 22, 1985 relating to 11.50% Senior Notes of Strawbridge & Clothier due November 15, 2000.*

            (4.3) Indenture dated as of October 15, 1993 relating to 6 5/8% Notes of Strawbridge & Clothier due October 15, 2003.*

            (4.4) Note Agreement dated September 14, 1989 relating to Strawbridge & Clothier Senior Notes, 9.20% Series A due September 30, 2004 and 9.00% Series B due September 30, 1999.*

            (4.5) Note Agreement dated October 13, 1992 relating to Strawbridge & Clothier 7.04% Senior Notes due October 15, 1997.*

            (10.1) Deferred Compensation Plan for Key Executive Employees of Strawbridge &
                           Clothier   as   amended   and   restated
                           effective February 1, 1985, as  filed as
                           Exhibit (10) to Form 10-K for the fiscal
                           year   ended   February   2,   1985,  is
                           incorporated herein by reference.**

            (10.2) 1985 Stock Option Plan of Strawbridge & Clothier as amended effective February 22, 1989, as filed as Exhibit 10(b) to Form 10-K for the fiscal year ended January 28, 1989, is incorporated herein by reference.**

            (10.3) 1991 Stock Option Plan of Strawbridge & Clothier, as filed as Exhibit 10(c) to Form 10-K for the fiscal year ended February 1, 1992, is incorporated herein by reference.**

            (10.4.1) Form of Employment Agreement for executive officers of the Company as filed as Exhibit 10.4.1 to Form 10-K for the fiscal year ended January 30, 1993, is incorporated herein by reference.**




  * Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the document listed is not filed with this Report. Registrant agrees to furnish a copy of such document to the Commission upon request.

  ** Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit.

            (10.4.2) Schedule of certain terms of Employment Agreements for the executive officers named in the Company's Summary Compensation Table for the fiscal year ended January 28, 1995.**

            (10.5) Receivables Purchase Agreement, dated as of January 26, 1995, among the Company, Clipper Receivables Corporation, State Street Boston Capital Corporation and PNC Bank, National Association.

            (11)           Statement re: Computation of per share earnings.

            (13)           Portions of the 1994 Annual Report to
                           Shareholders, included as part of this Report.

            (21)           Subsidiaries of Strawbridge & Clothier.

            (23)          Consent of Ernst & Young LLP, Independent Auditors.

            (27)          Financial Data Schedule.

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

  Dated:  April 26, 1995

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/Francis R. Strawbridge, III   April 26, 1995
   Francis R. Strawbridge, III
        Director and Chairman of
        the Board (co-principal
        executive officer)


   /s/Peter S. Strawbridge          April 26, 1995
   Peter S. Strawbridge
        Director and President
        (co-principal executive
        officer)

   /s/Warren W. White               April 26, 1995
   Warren W. White
        Director and Executive
        Vice President


   /s/Steven L. Strawbridge         April 26, 1995
   Steven L. Strawbridge
        Director, Vice President,
        Treasurer and Secretary
        (principal financial
        officer)

   /s/David W. Strawbridge          April 26, 1995
   David W. Strawbridge
        Director and Vice
        President


   /s/Thomas S. Rittenhouse         April 26, 1995
   Thomas S. Rittenhouse
        Vice President and
        Controller
        (principal accounting
        officer)

   /s/Jennifer S. Braxton           April 26, 1995
   Jennifer S. Braxton
        Director


   /s/Isaac H. Clothier, IV         April 26, 1995
   Isaac H. Clothier, IV
        Director


   /s/Richard H. Hall               April 26, 1995
   Richard H. Hall
        Director

   /s/Thomas B. Harvey, Jr.         April 26, 1995
   Thomas B. Harvey, Jr.
        Director


   /s/Anne C. Longstreth            April 26, 1995
   Anne C. Longstreth
        Director

   /s/Paul E. Shipley               April 26, 1995
   Paul E. Shipley
        Director


   /s/Natalie B. Weintraub          April 26, 1995
   Natalie B. Weintraub
        Director

                  FORM 10-K -- ITEM 14(a)(1) and (2)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

               STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES


  The following consolidated financial statements of Strawbridge & Clothier and subsidiaries and the report of independent auditors thereon and a statement of management responsibility, included in the 1994 Annual Report to shareholders, are incorporated by reference in Item 8:

       Consolidated Statements of Operations--Fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993

       Consolidated  Balance Sheets--January  28, 1995  and January
       29, 1994

       Consolidated Statements of Cash Flows--Fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993

       Consolidated  Statements   of  Shareholders'  Equity--Fiscal
       years ended January 28,  1995, January 29, 1994 and  January
       30, 1993

       Notes to Consolidated Financial Statements

  The  following  consolidated  financial  statement   schedule  of
  Strawbridge & Clothier and subsidiaries is included herein:

       Schedule II--Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                       Strawbridge & Clothier and Subsidiaries

                   Schedule II--Valuation and Qualifying Accounts

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


 Fiscal year ended
 January 28, 1995

 Reserves and allowances
 deducted
   from asset accounts:

   Allowance for doubtful
   accounts                $5,000         $10,281        $            $9,737(1)(2) $5,544



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


(1)  Accounts written off during year, net of recoveries.
(2) Includes $1,756 reclassified to accrued expenses to provide for estimated recourse obilgations on accounts receivable sold.



                            Exhibit Index

       Exhibit No.                                          Page No.

       (10.4.2) Schedule of certain terms of Employment Agreements for the executive officers named in the Company's Summary Compensation Table for the fiscal year ended January 28, 1995.

       (10.5) Receivables Purchase Agreement, dated as of January 26, 1995, among the Company, Clipper
                 Receivables Corporation, State Street Boston Capital Corporation and PNC Bank, National Association.

       (11)      Statement re:  Computation of per share earnings.

       (13)      Portions   of   the   1994   Annual    Report   to
                 Shareholders, included as part of this Report.

       (21)      Subsidiaries of Strawbridge & Clothier.

       (23)      Consent   of  Ernst   &  Young   LLP,  Independent
                 Auditors.

       (27)      Financial Data Schedule.