Form 10-Q
period 1995-04-29
STRAWBRIDGE & CLOTHIER
filed 1995-06-09
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 Form 10-Q

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended April 29, 1995

                                    OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



                       Commission File Number 0-1308
                                              ------




                          STRAWBRIDGE & CLOTHIER
- ------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)




        Pennsylvania                                   23-1131660
- ------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               Number)


     801 Market Street
     Philadelphia, PA                                 19107-3199
- ------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)





                              (215) 629-6000
- ------------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)



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

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at May 30, 1995 is 7,293,442.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at May 30, 1995 is 3,168,383.

                                                                   Form 10-Q


                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
                  ---------------------------------------

                                   INDEX
                                   -----


                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
- ------------------------------                                          ------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statements of operations--
         three months and trailing years ended April 29, 1995
         and April 30, 1994                                                3

         Condensed consolidated balance sheets--April 29, 1995
         and January 28, 1995                                              4

         Condensed consolidated statements of cash flows--three
         months ended April 29, 1995 and April 30, 1994                    5

         Notes to condensed consolidated financial statements              6



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7



PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  8



SIGNATURES                                                                 9
- ----------

                                                                   Form 10-Q
                                                                      Page 3

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

                                   THREE MONTHS           TRAILING YEAR
                                       ENDED                  ENDED
                               ---------------------   --------------------
                                April 29,  April 30,   April 29,  April 30,
                                  1995       1994        1995       1994
                               ----------  ---------   ---------  ---------
Net sales                       $198,625   $208,303    $993,846   $995,767
Other income, net of
 other deductions                    692        587       3,370      2,411
                                --------   --------    --------   --------
                                 199,317    208,890     997,216    998,178

Deduct:
 Cost of sales, including
  occupancy and buying
  costs                          153,160    158,070     740,341    739,234
 Selling and administrative
  expenses, net of finance
  charges                         41,147     38,590     174,586    172,230
 Depreciation                      7,348      7,454      29,481     29,117
 Interest                          4,205      4,537      19,219     20,316
 Provision for doubtful accounts   2,859      1,735      11,405      5,452
                                --------   --------    --------   --------
                                 208,719    210,386     975,032    966,349

Earnings (loss) before
 income taxes                     (9,402)    (1,496)     22,184     31,829

Income taxes (benefit)            (3,338)      (508)      7,228     10,835
                                --------   --------    --------   --------

NET EARNINGS (LOSS)             $ (6,064)  $   (988)   $ 14,956   $ 20,994
                                ========   ========    ========   ========

NET EARNINGS (LOSS)
 PER SHARE                        $(0.58)    $(0.10)      $1.43      $2.03
                                ========   ========    ========   ========

Cash dividends per share:
 Series A Common Stock            $0.275     $0.275       $1.10      $1.10
                                ========   ========    ========   ========
 Series B Common Stock             $0.25      $0.25       $1.00      $1.00
                                ========   ========    ========   ========
Average shares outstanding        10,517     10,386      10,458     10,350
                                ========   ========    ========   ========


See notes to condensed consolidated financial statements.

                                                                   Form 10-Q
                                                                      Page 4

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

                                                    April 29,    January 28,
                                                      1995          1995
                                                   -----------   -----------
ASSETS

CURRENT ASSETS
 Cash and equivalents                                $  2,271      $  1,575
 Accounts receivable, less allowance
   (4/29/95 -- $5,574; 1/28/95 -- $5,544)             136,703       161,943
 Merchandise inventories                              179,383       143,790
 Deferred income taxes                                  3,975         3,975
 Prepaid expenses and other                            13,491        11,219
                                                     --------      --------
      TOTAL CURRENT ASSETS                            335,823       322,502

PROPERTY, FIXTURES AND EQUIPMENT                      641,056       623,266
 Less allowance for depreciation                     (322,452)     (315,105)
                                                     --------      --------
                                                      318,604       308,161

OTHER ASSETS                                            9,157         9,129
                                                     --------      --------
                                                     $663,584      $639,792
                                                     ========      ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY

CURRENT LIABILITIES
 Notes payable                                       $ 46,500      $  6,500
 Accounts payable                                      74,203        59,500
 Accrued expenses                                      21,103        24,665
 Taxes on income                                         (813)       15,357
 Dividends payable                                          0         2,798
 Long-term debt and capital lease
   obligations due within one year                      8,763         8,426
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                        149,756       117,246

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS -- due after one year                    201,288       202,290

ACCRUED RETIREMENT COSTS                               51,854        51,105

OTHER LIABILITIES                                       7,203         6,799

SERIES PREFERRED STOCK                                      0             0

SHAREHOLDERS' EQUITY
 Common stock                                          10,461        10,461
 Other shareholders' equity                           243,022       251,891
                                                     --------      --------
   TOTAL SHAREHOLDERS' EQUITY                         253,483       262,352
                                                     --------      --------
                                                     $663,584      $639,792
                                                     ========      ========

See notes to condensed consolidated financial statements.

                                                                   Form 10-Q
                                                                      Page 5

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                      THREE MONTHS ENDED
                                                   -----------------------
                                                    April 29,    April 30,
                                                      1995         1994
                                                   ----------   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES             $(15,102)     $(7,125)

NET CASH USED FOR INVESTING ACTIVITIES
 Acquisition of property, fixtures and equipment     (17,790)      (8,890)
 Changes in other assets                                 (28)         (73)
                                                    --------      -------
TOTAL                                                (17,818)      (8,963)
                                                    --------      -------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES
  Payment of long-term debt and capital lease
   obligations                                          (665)      (3,484)
  Increase in short-term notes payable                40,000       21,500
  Purchase of preferred stock and treasury stock        (121)        (189)
  Cash dividends                                      (5,598)      (2,780)
                                                    --------      -------
TOTAL                                                 33,616       15,047
                                                    --------      -------

CHANGE IN CASH AND EQUIVALENTS                           696       (1,041)
Cash and equivalents at beginning of period            1,575        2,860
                                                    --------      -------
CASH AND EQUIVALENTS AT END OF PERIOD               $  2,271      $ 1,819
                                                    ========      =======

See notes to condensed consolidated financial statements.

                                                                   Form 10-Q
                                                                      Page 6

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A -- Basis of Presentation
- -------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended April 29, 1995 are not necessarily indicative of the results that may be anticipated for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 28, 1995.


Note B -- Per Share Data
- ------------------------

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

                                                                   Form 10-Q
                                                                      Page 7


                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Net sales changes in comparison to the comparable periods in the preceding year were decreases of 4.7% and 0.2% for the three months and trailing year ended April 29, 1995, respectively. Unseasonably cool weather in the latter part of the quarter, a fourteen day public transit strike, a weakening in the overall economic climate and continued sluggish business in female apparel categories combined to produce the disappointing sales results. Toward the end of the quarter, on April 21, 1995, the Company opened its first home furnishings store in the Concord Mall and at the beginning of the second quarter, on May 8, 1995, the Company opened its new Brandywine Clover store. In August 1995, the Company will open a new Clover store at the Gallery in Philadelphia.

Costs and expenses as a percentage of sales and the effective tax rates were as follows:

                                     THREE MONTHS ENDED   TRAILING YEAR ENDED
                                     ------------------   -------------------
                                     4/29/95    4/30/94   4/29/95     4/30/94
                                     -------    -------   -------     -------
Cost of sales, including occupancy
 and buying costs                      77.1       75.9      74.5        74.2

Selling and administrative expenses,
 net of finance charges                20.7       18.5      17.6        17.3

Depreciation                            3.7        3.6       3.0         2.9

Interest                                2.1        2.2       1.9         2.0

Provision for doubtful accounts         1.4         .8       1.1          .5

Effective tax rate                     35.5       34.0      32.6        34.0

Cost of sales, including occupancy and buying costs, for the three months and trailing year ended April 29, 1995, reflect increased markdowns taken to stimulate sales in the Company's highly competitive trading area. Both periods also reflect reduced occupancy and buying costs. The increase in selling and administrative expenses, net of finance charges, as a percentage of sales for the three months ended April 29, 1995, reflects the decrease in sales, preopening expenses for the new properties, and a reduction in finance charge income due to the sale of $50.0 million of customer accounts receivable at the end of fiscal 1994. Expenses continue to be well controlled and on budget. Selling and administrative expenses for the trailing year also reflect a decrease in benefit expense due to changes in benefit plans and increased finance charge income. New store preopening expenses totalled $534,000 for the quarter ended April 29, 1995. Interest expense for the three months ended April 29, 1995, declined due to lower debt levels. Interest expense for the trailing year also reflects the refinancing of high-rate long-term debt, partially offset by increased outstanding floating rate debt and increased short-term borrowing rates.
The provision for doubtful accounts for the three months and trailing year ended April 29, 1995 increased due to higher write-offs and increases in the reserve for doubtful accounts, which resulted from more liberal credit policies instituted in fiscal years 1993 and 1992 to stimulate credit sales and remain competitive in the credit market. The increase in the effective tax rate for the three months ended April 29, 1995 resulted from the expiration of the jobs tax credit. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended January 28, 1995 for discussion of additional matters affecting the trailing year results.

                                                                   Form 10-Q
                                                                      Page 8

                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONT'D)


FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

Operating activities resulted in a use of $15.1 million of cash for the three months ended April 29, 1995, compared to $7.1 million in the prior year. Reduced earnings and increased inventory levels contributed to the increased use of cash. Inventory levels increased due to the new stores and the sluggish sales.

Anticipated capital expenditures for fiscal 1995 of $39.6 million include the opening of the two new Clover stores and the home furnishings store, the renovation of the Concord department store and the renovation of the Rising Sun and the Center Square Clover stores and other renovation projects. $17.8 million of that planned amount has been expended during the three months ended April 29, 1995. The Company continually investigates potential sites for new stores, and capital expenditure plans may change as opportunities for new stores develop. Prior year first quarter capital expenditures of $8.9 million included the renovation of the fourth floor of the Philadelphia store, the renovation of two Clover stores and other renovation projects. Cash provided by financing activities resulted from additional short-term borrowings and was $33.6 million for the three months ended April 29, 1995, compared to $15.0 million for the prior year period. Cash dividends for the three months ended April 29, 1995 reflect two payments, due to the Company's fiscal calendar, while the prior year period reflects one payment.

The ratio of current assets to current liabilities was 2.24 at April 29, 1995, compared to 2.75 at the end of fiscal 1994 and 2.26 at April 30, 1994. The changes in working capital components such as accounts receivable and accrued income taxes, as compared to January 28, 1995, reflect normal seasonal variations, while the increases in inventory and short-term borrowings were primarily a result of the new stores and sluggish sales. Long-term debt and capital lease obligations were 44.3% of capitalization at April 29, 1995, compared to 43.5% at January 28, 1995.

The Company believes its relations with banks and credit sources are good and that it has considerable flexibility in deciding how to fund future capital expenditures and maturities of long-term debt.


                     PART II -- OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits
              --------
              None.

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




                                  STRAWBRIDGE & CLOTHIER
                                  -------------------------------------------
                                  Registrant





Date: June 9, 1995
      ------------



                                      /s/ Steven L. Strawbridge
                                  -------------------------------------------
                                  Steven L. Strawbridge
                                  Vice President, Treasurer & Secretary
                                  (principal financial officer)