Form 10-Q
period 1995-07-29
STRAWBRIDGE & CLOTHIER
filed 1995-09-11
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                Form 10-Q

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended July 29, 1995

                                    OR

         ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-1308
                                              ------


                          STRAWBRIDGE & CLOTHIER
------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


Pennsylvania                                          23-1131660
------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               Number)


801 Market Street
Philadelphia, PA                                      19107-3199
------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


                              (215) 629-6000
------------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES / X /   NO /   /.

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at August 30, 1995 is 7,412,685.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at August 30, 1995 is 3,159,281.

                                                                  Form 10-Q

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
                  ---------------------------------------

                                   INDEX
                                   -----


                                                                        Page
PART I.  FINANCIAL INFORMATION                                         Number
------------------------------                                         ------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statements of operations--
         three and six months and trailing years ended July 29,
         1995 and July 30, 1994.                                          3

         Condensed consolidated balance sheets--July 29, 1995
         and January 28, 1995.                                            4

         Condensed consolidated statements of cash flows--six
         months ended July 29, 1995 and July 30, 1994.                    5

         Notes to condensed consolidated financial statements             6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             7


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders              8

Item 6.  Exhibits and Reports on Form 8-K                                 9


SIGNATURES                                                                9
----------

                                                                  Form 10-Q
                                                                     Page 3

                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

                  THREE MONTHS ENDED    SIX MONTHS ENDED    TRAILING YEAR ENDED
                  -------------------------------------------------------------
                  July 29,  July 30,    July 29, July 30,   July 29,   July 30,
                    1995      1994        1995     1994       1995       1994
                  -------------------------------------------------------------
Net sales         $218,551  $222,894   $417,176  $431,197   $989,503   $993,643
Other income,
 net of other
 deductions            539       515      1,231     1,102      3,394      2,403
                  --------  --------   --------  --------   --------   --------
                   219,090   223,409    418,407   432,299    992,897    996,046

Deduct:
 Cost of sales,
  including
  occupancy and
  buying costs     171,470   169,517    324,630   327,587    742,294    735,117
 Selling and
  administrative
  expenses, net
  of finance
  charges           46,707    39,548     87,854    78,138    181,745    171,211
 Depreciation        7,534     7,477     14,882    14,931     29,538     29,401
 Interest            4,800     4,818      9,005     9,355     19,201     19,929
 Provision for
  doubtful
  accounts           2,655     1,680      5,514     3,415     12,380      6,015
                  --------  --------   --------  --------   --------   --------
                   233,166   223,040    441,885   433,426    985,158    961,673
                  --------  --------   --------  --------   --------   --------

Earnings (loss)
 before income
 taxes             (14,076)      369    (23,478)   (1,127)     7,739     34,373

Income taxes
 (benefit)          (4,997)      125     (8,335)     (383)     2,106     11,710
                  --------  --------   --------  --------   --------   --------
NET EARNINGS
 (LOSS)           $ (9,079) $    244   $(15,143) $   (744)  $  5,633   $ 22,663
                  ========  ========   ========  ========   ========   ========
NET EARNINGS
 (LOSS) PER SHARE   ($0.86)    $0.02     ($1.45)   ($0.07)     $0.54      $2.18
                  ========  ========   ========  ========   ========   ========

Cash dividends
 per share:
  Series A
  Common Stock      $0.275    $0.275      $0.55     $0.55      $1.10      $1.10
                  ========  ========   ========  ========   ========   ========
  Series B
  Common Stock       $0.25     $0.25      $0.50     $0.50      $1.00      $1.00
                  ========  ========   ========  ========   ========   ========

Average shares
 outstanding        10,498    10,402     10,480    10,393     10,456     10,378
                  ========  ========   ========  ========   ========   ========

See notes to condensed consolidated financial statements.

                                                                  Form 10-Q
                                                                     Page 4

                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

                                                July 29,        January 28,
                                                  1995             1995
                                               -----------      -----------
ASSETS

CURRENT ASSETS
  Cash and equivalents                            $  4,631         $  1,575
  Accounts receivable, less allowance
    (7/29/95 - $5,563; 1/28/95 - $5,544)           122,929          161,943
  Merchandise inventories                          160,749          143,790
  Deferred income taxes                              3,975            3,975
  Prepaid expenses and other                         8,883           11,219
                                                  --------         --------
    TOTAL CURRENT ASSETS                           301,167          322,502

PROPERTY, FIXTURES AND EQUIPMENT                   660,702          623,266
  Less allowance for depreciation                 (329,925)        (315,105)
                                                  --------         --------
                                                   330,777          308,161

OTHER ASSETS                                        14,021            9,129
                                                  --------         --------
                                                  $645,965         $639,792
                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                   $ 43,000         $  6,500
  Accounts payable                                  65,171           59,500
  Accrued expenses                                  23,968           24,665
  Taxes on income                                   (6,765)          15,357
  Dividends payable                                  2,828            2,798
  Long-term debt and capital lease
    obligations due within one year                  9,236            8,426
                                                  --------         --------
    TOTAL CURRENT LIABILITIES                      137,438          117,246

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - due after one year                 205,059          202,290

ACCRUED RETIREMENT COSTS                            52,566           51,105

OTHER LIABILITIES                                    7,235            6,799

SERIES PREFERRED STOCK                                   0                0

SHAREHOLDERS' EQUITY
  Common stock                                      10,572           10,461
  Other shareholders' equity                       233,095          251,891
                                                  --------         --------
    TOTAL SHAREHOLDERS' EQUITY                     243,667          262,352
                                                  --------         --------
                                                  $645,965         $639,792
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

                                                                  Form 10-Q
                                                                     Page 5

                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                       SIX MONTHS ENDED
                                                    -----------------------
                                                    July 29,       July 30,
                                                      1995           1994
                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES                 $ 5,670        $14,262

NET CASH USED FOR INVESTING ACTIVITIES
  Acquisition of property, fixtures and equipment    (32,279)       (16,116)
  Changes in other assets                               (135)          (263)
                                                     -------        -------
TOTAL                                                (32,414)       (16,379)
                                                     -------        -------

NET CASH PROVIDED BY FINANCING ACTIVITIES
  Payment of long-term debt and capital lease
    obligations                                       (1,578)        (4,421)
  Increase in short-term notes payable                36,500         13,000
  Purchase of preferred stock and treasury stock        (121)          (189)
  Proceeds from issuance of common stock                 627            622
  Cash dividends                                      (5,628)        (5,568)
                                                     -------        -------
TOTAL                                                 29,800          3,444
                                                     -------        -------

CHANGE IN CASH AND EQUIVALENTS                         3,056          1,327
Cash and equivalents at beginning of period            1,575          2,860
                                                     -------        -------
CASH AND EQUIVALENTS AT END OF PERIOD                $ 4,631        $ 4,187
                                                     =======        =======

See notes to condensed consolidated financial statements.

                                                                  Form 10-Q
                                                                     Page 6

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended July 29, 1995 are not necessarily indicative of the results that may be anticipated for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 28, 1995.

Note B - Per Share Data
-----------------------

Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and dilutive common stock equivalents (employee stock options) outstanding during each period, after recognition of preferred stock dividends.

Note C - Unusual Items
----------------------

Selling and administrative expenses for the three months, six months and trailing year ended July 29, 1995, include $3.2 million of costs incurred in connection with an unsuccessful attempt to acquire six John Wanamaker stores. Preopening expenses associated with three new stores were $.6 million for the three months ended July 29, 1995 and $1.1 million for the six months and trailing year then ended.

                                                                  Form 10-Q
                                                                     Page 7

                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net sales changes in comparison to the comparable periods in the preceding year were decreases of 1.9%, 3.3% and .4% for the three months, six months and trailing year ended July 29, 1995, respectively. Comparable store sales declined 3.6%, 4.1% and .8% for the three months, six months and trailing year ended July 29, 1995, respectively. Continued sluggish sales in women's apparel and a weakening in the overall economic climate combined to produce the disappointing sales results. Additionally, the six months and trailing year periods ended July 29, 1995, were adversely affected by a fourteen day public transit strike in the Company's trading area. On April 21, 1995, the Company opened its first home furnishings store in the Concord Mall and on May 8, 1995, the Company opened its new Brandywine Clover store. At the beginning of the third quarter, on August 7, 1995, the Company opened a new Clover store at the Gallery in Philadelphia. Second half sales are expected to be favorably impacted by new marketing and sales promotion initiatives as well as sales produced by the new units.

Costs and expenses as a percentage of sales and the effective tax rates were as follows:

                        THREE MONTHS        SIX MONTHS         TRAILING YEAR
                           ENDED               ENDED               ENDED
                     -----------------   -----------------   -----------------
                     7/29/95   7/30/94   7/29/95   7/30/94   7/29/95   7/30/94
                     -------   -------   -------   -------   -------   -------
Cost of sales,
including occupancy
and buying costs        78.5      76.1      77.8      76.0      75.0      74.0

Selling and adminis-
trative expenses, net
of finance charges      21.4      17.7      21.1      18.1      18.4      17.2

Depreciation             3.4       3.4       3.6       3.5       3.0       3.0

Interest                 2.2       2.2       2.2       2.2       1.9       2.0

Provision for
doubtful accounts        1.2        .8       1.3        .8       1.3        .6

Effective tax rate      35.5      33.9      35.5      34.0      27.2      34.1


Cost of sales, including occupancy and buying costs, for the three months, six months and trailing year ended July 29, 1995, reflect increased markdowns taken to stimulate sales in the Company's highly competitive trading area. Selling and administrative expenses, net of finance charges, for the three months, six months and trailing year ended July 29, 1995, include $3.2 million of costs incurred in an attempt to acquire six John Wanamaker stores. Also, the increase in selling and administrative expenses, net of finance charges, as a percentage of sales, for all periods shown, reflects the decrease in sales, preopening expenses for three new stores and a reduction in finance charge income due to the sale of $50.0 million of customer accounts receivable at the end of fiscal 1994. This reduction in finance charge income is approximately $.8 million for the three months ended July 29, 1995, and $1.6 million for the six months and trailing year ended July 29, 1995, which is offset by comparable interest expense savings resulting from use of the sale proceeds to reduce borrowings. The Company will consider additional sales of customer accounts receivable as appropriate, but has none planned at this time.
Preopening expenses were $.6 million for the three months ended July 29, 1995 and $1.1 million for the six months and trailing year ended July 29, 1995. The provision for doubtful accounts for the three months, six months and trailing year ended July 29, 1995, increased due to higher write-offs and increases in the reserve for doubtful accounts, which resulted from more

                                                                  Form 10-Q
                                                                     Page 8

                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONT'D)


RESULTS OF OPERATIONS (CONT'D)
------------------------------

liberal credit policies instituted in fiscal years 1993 and 1992 to stimulate credit sales and remain competitive in the credit market. The Company has instituted revised credit and collection policies and procedures during fiscal year 1995 and anticipates the provision for doubtful accounts for fiscal year 1995 to be similar to fiscal year 1994. The increase in the effective tax rate for the three and six months ended July 29, 1995 resulted from the expiration of the jobs tax credit. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended January 28, 1995 for discussion of additional matters affecting the trailing year result.

FINANCIAL CONDITION & LIQUIDITY
-------------------------------

Operating activities generated cash flows of $5.7 million for the six months ended July 29, 1995, compared to $14.3 million in the prior year. The decrease is primarily a result of reduced earnings.

Anticipated capital expenditures for fiscal 1995 of $39.6 million include the opening of the two new Clover stores and the home furnishings store, the renovation of the Concord department store and the renovation of the Rising Sun and the Center Square Clover stores and other renovation projects. $32.3 million of that planned amount has been expended during the six months ended July 29, 1995. The Company continually investigates potential sites for new stores, and capital expenditure plans may change as opportunities for new stores develop. Prior year capital expenditures of $16.1 million included the renovation of the fourth floor of the Philadelphia store, the renovation of two Clover stores and other renovation projects. Cash provided by financing activities resulted from additional short-term borrowings and was $29.8 million for the six months ended July 29, 1995, compared to $3.4 million for the prior year period.

The ratio of current assets to current liabilities was 2.19 at the end of the second quarter of fiscal 1995, compared to 2.75 at the end of fiscal 1994 and 2.33 at the end of the second quarter of fiscal 1994.
The changes in working capital components such as accounts receivable, merchandise inventories and accrued income taxes, as compared to January 28, 1995, reflect normal seasonal variations. The increase in short-term borrowings is primarily the result of the new stores and sluggish sales. Long-term debt and capital lease obligations were 45.7% of capitalization at July 29, 1995, compared to 43.5% at January 28, 1995.

The Company believes its relations with banks and other credit sources are good and that it has considerable flexibility in deciding how to fund future capital expenditures and maturities of long-term debt.


                        PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On May 24, 1995, the Annual Meeting of Shareholders of Strawbridge & Clothier was held. The shareholders elected the four individuals nominated to the Board of Directors, two for a term of one year expiring in 1996 and two for a term of three years expiring in 1998. The shareholders also approved the designation of Ernst & Young LLP as independent auditors. No other matters were considered at the meeting. The number of votes cast for and withheld from the election of each nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

                                                                  Form 10-Q
                                                                     Page 9

                 PART II - OTHER INFORMATION (CONT'D)

Item 4. Submission of Matters to a Vote of Security Holders (cont'd)
        ------------------------------------------------------------

Election of Directors:                  For                       Withheld
----------------------                  ---                       --------

Term expiring in 1996:
  Richard H. Hall                   37,040,273                    209,173
  Anne C. Longstreth                36,922,522                    326,924
Term expiring in 1998:
  Francis R. Strawbridge, III       37,044,228                    205,218
  Steven L. Strawbridge             37,044,331                    205,115

The number of votes cast for and against, and the number of abstentions in the approval of the designation of Ernst & Young LLP is as follows:
For, 37,213,154; Against, 6,766; Abstain, 29,861. There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:
              ---------
              None.

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


Date: September 12, 1995
      ------------------


                                 /s/ Steven L. Strawbridge
                              ---------------------------------------------
                              Steven L. Strawbridge
                              Vice President, Treasurer & Secretary
                              (principal financial officer)