Form 10-Q
period 1995-10-28
STRAWBRIDGE & CLOTHIER
filed 1995-12-12
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 Form 10-Q

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended October 28, 1995

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

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at November 30, 1995 is 7,417,010.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at November 30, 1995 is 3,154,956.

                                                                   Form 10-Q


                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
                  ---------------------------------------
                                   INDEX
                                   -----


                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
------------------------------                                          ------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statements of operations--
         three and nine months and trailing years ended
         October 28, 1995 and October 29, 1994.                           3

         Condensed consolidated balance sheets--October 28, 1995
         and January 28, 1995.                                            4

         Condensed consolidated statements of cash flows--nine
         months ended October 28, 1995 and October 29, 1994.              5

         Notes to condensed consolidated financial statements.            6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             7


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 9


SIGNATURES                                                                9
----------

                                                                  Form 10-Q
                                                                     Page 3

                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

                    THREE MONTHS ENDED          NINE MONTHS ENDED         TRAILING YEAR ENDED
                  ------------------------------------------------------------------------------
                  October 28,  October 29,   October 28,  October 29,   October 28,  October 29,
                     1995         1994          1995         1994          1995         1994
                  ------------------------------------------------------------------------------
Net sales          $225,504     $226,559      $642,680     $657,756      $988,448     $996,563
Other income,
 net of other
 deductions             505          546         1,736        1,648         3,353        2,365
                  ------------------------------------------------------------------------------
                    226,009      227,105       644,416      659,404       991,801      998,928

Deduct:
 Cost of sales,
  including
  occupancy and
  buying costs      173,233      168,000       497,863      495,586       747,528      736,175
 Selling and
  administrative
  expenses, net
  of finance
  charges            46,461       43,590       134,315      121,728       184,616      171,269
 Depreciation         7,659        7,311        22,541       22,242        29,886       29,471
 Interest             5,363        5,007        14,368       14,362        19,557       19,634
 Provision for
  doubtful
  accounts            3,716        2,409         9,230        5,824        13,687        7,010
                  ------------------------------------------------------------------------------
                    236,432      226,317       678,317      659,742       995,274      963,559

Earnings (loss)
 before income
 taxes              (10,423)         788       (33,901)        (338)       (3,473)      35,369

Income taxes
 (benefit)           (3,191)         263       (11,526)        (120)       (1,348)      12,250
                  ------------------------------------------------------------------------------
NET EARNINGS
 (LOSS)             ($7,232)        $525      ($22,375)       ($218)      ($2,125)     $23,119
                  ==============================================================================
NET EARNINGS
 (LOSS) PER SHARE    ($0.68)       $0.05        ($2.13)      ($0.02)       ($0.20)       $2.22
                  ==============================================================================

Cash dividends
 per share:
  Series A
  Common Stock       $0.275       $0.275        $0.825       $0.825         $1.10        $1.10
                  ==============================================================================
  Series B
  Common Stock        $0.25        $0.25         $0.75        $0.75         $1.00        $1.00
                  ==============================================================================

Average shares
 outstanding         10,572       10,444        10,511       10,409        10,491       10,399
                  ==============================================================================

See notes to condensed consolidated financial statements.

                                                                  Form 10-Q
                                                                     Page 4

                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

                                               October 28,      January 28,
                                                  1995             1995
                                               -----------      -----------
ASSETS

CURRENT ASSETS
  Cash and equivalents                            $  3,964         $  1,575
  Accounts receivable, less allowance
    (10/28/95 - $5,761; 1/28/95 - $5,544)          122,144          161,943
  Merchandise inventories                          224,557          143,790
  Deferred income taxes                              3,975            3,975
  Prepaid expenses and other                         9,269           11,219
                                               -----------      -----------
    TOTAL CURRENT ASSETS                           363,909          322,502

PROPERTY, FIXTURES AND EQUIPMENT                   673,423          623,266
  Less allowance for depreciation                 (337,630)        (315,105)
                                               -----------      -----------
                                                   335,793          308,161

OTHER ASSETS                                        15,947            9,129
                                               -----------      -----------
                                                  $715,649         $639,792
                                               ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                   $ 91,500          $ 6,500
  Accounts payable                                 105,055           59,500
  Accrued expenses                                  23,103           24,665
  Taxes on income                                  (10,782)          15,357
  Dividends payable                                  2,828            2,798
  Long-term debt and capital lease
    obligations due within one year                 11,355            8,426
                                               -----------      -----------
    TOTAL CURRENT LIABILITIES                      223,059          117,246

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS - due after one year                 197,680          202,290

ACCRUED RETIREMENT COSTS                            53,403           51,105

OTHER LIABILITIES                                    7,900            6,799

SERIES PREFERRED STOCK                                   0                0

SHAREHOLDERS' EQUITY
  Common stock                                      10,572           10,461
  Other shareholders' equity                       223,035          251,891
                                               -----------      -----------
    TOTAL COMMON SHAREHOLDERS' EQUITY              233,607          262,352
                                               -----------      -----------
                                                  $715,649         $639,792
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


                                                                  Form 10-Q
                                                                     Page 5

                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)
                                                      NINE MONTHS ENDED
                                                    -----------------------
                                                    Oct. 28,       Oct. 29,
                                                      1995           1994
                                                    --------       --------
CASH FLOWS USED IN OPERATING ACTIVITIES             ($20,763)      ($13,552)

NET CASH USED FOR INVESTING ACTIVITIES
  Acquisition of property, fixtures and equipment    (45,000)       (21,323)
  Changes in other assets                             (2,061)        (5,728)
                                                    --------       --------
TOTAL                                                (47,061)       (27,051)
                                                    --------       --------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Payment of long-term debt and capital lease
    obligations                                       (6,838)        (8,194)
  Increase in short-term notes payable                85,000         56,500
  Purchase of preferred stock and treasury stock        (121)          (189)
  Proceeds from issuance of common stock                 627            622
  Cash dividends                                      (8,455)        (8,356)
                                                    --------       --------
TOTAL                                                 70,213         40,383
                                                    --------       --------

CHANGE IN CASH AND EQUIVALENTS                         2,389           (220)
Cash and equivalents at beginning of period            1,575          2,860
                                                    --------       --------
CASH AND EQUIVALENTS AT END OF PERIOD                $ 3,964        $ 2,640
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


                                                                   Form 10-Q
                                                                   Page 6

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 28, 1995 are not necessarily indicative of the results that may be anticipated for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 28, 1995.

Note B - Per Share Data
-----------------------

Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and dilutive common stock equivalents (employee stock options) outstanding during each period, after recognition of preferred stock dividends.

Note C - Unusual Items
----------------------

Selling and administrative expenses for the nine months and trailing year ended October 28, 1995, include $2.9 million of costs incurred in connection with an unsuccessful attempt to acquire six John Wanamaker stores. Preopening expenses associated with three new stores were $.3 million for the three months ended October 28, 1995 and $1.4 million for the nine months and trailing year then ended.

Note D - Subsequent Events
--------------------------

On November 21, 1995, the Company completed an agreement whereby it can sell, on a revolving basis, up to $150,000,000 of its private label credit card accounts receivable. Following the one-year revolving period, there will be a liquidation period during which the purchaser's interest in principal cash collections will be used to pay down the purchaser's investment. $118,000,000 of receivables were sold under this agreement on November 21, 1995. This agreement replaces the Company's previous agreement to sell up to $50,000,000 of its private label credit card accounts receivable, under which $50,000,000 had been sold as of October 28, 1995.

On November 21, 1995, the Company entered into a revolving credit agreement with a group of banks. Under the terms of the agreement the Company may borrow up to $100,000,000 through November 20, 1998, subject to a thirty-day annual clean-down provision, at various interest rate options (6.3625% at November 30, 1995). The Company must comply with certain operating and financial covenants. This agreement replaced the Company's previous $25,000,000 revolving credit agreement and its previous confirmed bank credit lines.

                                                                   Form 10-Q
                                                                   Page 7


                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net sales changes in comparison to the comparable periods in the preceding year were decreases of .4%, 2.3% and .8% for the three months, nine months and trailing year ended October 28, 1995, respectively. Comparable store sales declined 4.5%, 4.2% and 2.1% for the three months, nine months and trailing year ended October 28, 1995, respectively. Continued sluggish sales in women's apparel, the intensely competitive local retailing climate, low levels of consumer confidence in the Company's trading area and high personal debt were major factors contributing to lower sales. This trend continued into the month of November. Additionally, the nine month and trailing year periods ended October 28, 1995, were adversely affected by a fourteen day public transit strike in the Company's trading area. On April 21, 1995, the Company opened its first home furnishings store in the Concord Mall, on May 8, 1995, the Company opened its new Brandywine Clover store and on August 7, 1995, the Company opened its new Clover store at the Gallery in Philadelphia.

Costs and expenses as a percentage of sales and the effective tax rates were as follows:

                        THREE MONTHS        NINE MONTHS        TRAILING YEAR
                            ENDED              ENDED               ENDED
                     ------------------  -----------------   ------------------
                     10/28/95  10/29/94  10/28/95 10/29/94   10/28/95  10/29/94
                     --------  --------  -------- --------   --------  --------
Cost of sales,
including occupancy
and buying costs       76.8      74.2      77.5     75.3       75.6      73.9

Selling and adminis-
trative expenses, net
of finance charges     20.6      19.2      20.9     18.5       18.7      17.2

Depreciation            3.4       3.2       3.5      3.4        3.0       3.0

Interest                2.4       2.2       2.2      2.2        2.0       2.0

Provision for
doubtful accounts       1.6       1.1       1.4        .9       1.4        .7

Effective tax rate     30.6      33.4      34.0      35.5      38.8      34.6


Cost of sales, including occupancy and buying costs, for the three months, nine months and trailing year ended October 28, 1995, reflect increased markdowns taken to stimulate sales in the Company's highly competitive trading area. Selling and administrative expenses, net of finance charges, for the nine months and trailing year ended October 28, 1995, include $2.9 million of costs incurred in an attempt to acquire six John Wanamaker stores. Also, the increase in selling and administrative expenses, net of finance charges, as a percentage of sales, for all periods shown, reflects the decrease in sales, preopening expenses for three new stores and a reduction in finance charge income due to the sale of $50.0 million of customer accounts receivable at the end of fiscal 1994. This reduction in finance charge income is offset by comparable interest expense savings resulting from use of the sale proceeds to reduce borrowings. Preopening expenses were $.3 million for the three months ended October 28, 1995 and $1.4 million for the nine months and trailing year ended October 28, 1995. The provision for doubtful accounts for the three months, nine months and trailing year ended October 28, 1995, increased due to higher write-offs and increases in the reserve for doubtful accounts, which resulted from more liberal credit

                                                                   Form 10-Q
                                                                   Page 8

                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (CONT'D)
------------------------------

policies instituted in prior fiscal years to stimulate credit sales and remain competitive in the credit market. The Company has instituted revised credit and collection policies and procedures during fiscal year 1995. The lower effective tax rate for the nine months ended October 28, 1995 results primarily from reduced pretax earnings. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended January 28, 1995 for discussion of additional matters affecting the trailing year result.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Operating activities resulted in a use of $20.8 million of cash for the nine months ended October 28, 1995, compared to $13.6 million in the prior year. The change is primarily a result of reduced earnings.

Expenditures for property, fixtures and equipment totalled $45.0 million for the nine months ended October 28, 1995, and included the opening of the two new Clover stores and the home furnishings store, the renovation of the Concord department store and the renovation of the Rising Sun and the Center Square Clover stores and other renovation projects. Prior year capital expenditures of $21.3 million included the renovation of the fourth floor of the Philadelphia store, the renovation of two Clover stores and other renovation projects. Cash provided by financing activities resulted from additional short-term borrowings and was $70.2 million for the nine months ended October 28, 1995, compared to $40.4 million for the prior year period.

The ratio of current assets to current liabilities was 1.63 at the end of the third quarter of fiscal 1995, compared to 2.75 at the end of fiscal 1994 and 1.84 at the end of the third quarter of fiscal 1994.
The changes in working capital components such as accounts receivable, merchandise inventories and accrued income taxes, as compared to January 28, 1995, reflect normal seasonal variations. The increase in short-term borrowings resulted from the normal seasonal increase to fund merchandise inventories for the all important Christmas season, the expenditures for the new stores and sluggish sales. Long-term debt and capital lease obligations were 45.8% of capitalization at October 28, 1995, compared to 43.5% at January 28, 1995.

Subsequent to the end of the third quarter, on November 21, 1995, the Company completed a $150.0 million asset backed securitization using the Company's accounts receivable as well as a $100.0 million revolving credit facility with a group of banks, with PNC Bank, National Association, as lead agent. These facilities replaced the Company's existing $50.0 million asset backed securitization agreement, its existing $25.0 million revolving credit facility and previous confirmed bank credit lines.

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



                              STRAWBRIDGE & CLOTHIER
                              ------------------------------------------
                              Registrant




Date: December 12, 1995
      -----------------



                               /s/ Steven L. Strawbridge
                              ------------------------------------------
                              Steven L. Strawbridge
                              Vice President, Treasurer & Secretary
                              (principal financial officer)