Form 10-K
period 1996-02-03
STRAWBRIDGE & CLOTHIER
filed 1996-05-03
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                 For the fiscal year ended     FEBRUARY 3, 1996
                                            ----------------------
                                     or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
         For the transition period from ____________ to ___________

                      COMMISSION FILE NUMBER    0-1308
                                              ----------


                           STRAWBRIDGE & CLOTHIER
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)



             Pennsylvania                               23-1131660
- ----------------------------------------  ------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)


          801 Market Street
      Philadelphia, Pennsylvania                        19107-3199
- ----------------------------------------  ------------------------------------
(Address of principal executive offices)                (Zip Code)


    Registrant's telephone number, including area code (215) 629-6000
                                                       --------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      Name of each
          Title of each class                exchange on which registered
                 None                                     None
- ----------------------------------------  ------------------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                Series A Common Stock, par value $1 per share
                ---------------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES __X__   NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (box with X)

The aggregate market value of the Series A Common Stock and the Series B Common Stock, par value $1 per share, of the registrant held by nonaffiliates of the registrant as of April 11, 1996 was $150,668,287.

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at April 11, 1996 was 7,617,359.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at April 11, 1996 was 2,997,162.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

Portions of the 1995 Annual Report to shareholders are incorporated by reference in Part II.

                                   PART I
                                   ------

Item 1.  Business.
         ---------

         Strawbridge & Clothier (the "Company") operates 13 department stores at its original location in Philadelphia and in the surrounding Delaware Valley area of Pennsylvania, New Jersey and Delaware. The Company operates, under the Clover name, 26 discount stores in the same market area as well as in the Lehigh Valley area of Pennsylvania. The Company also operates one Home Furnishings store in northern Delaware. The Company is the successor to a business begun in 1868.

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

         The Clover stores offer a complete range of general merchandise exclusive of major appliances and furniture. No home delivery or other services are provided except for cafeteria-style restaurant service in one store, snack bars in 25 stores, pharmacies in nine stores and beauty salons in nine stores.

         The Home Furnishings store, opened in 1995, carries furniture, bedding, floor coverings, curtains, draperies, lamps and a full-service interior design studio.

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

         In the fiscal year ended February 3, 1996, approximately 34% of sales were on a cash basis and 66% of sales were credit sales. The Company's stores have sales activity throughout the year. Approximately 29% of annual sales are made in the peak period of November and December.

         As of February 3, 1996, the Company had 4,260 full time employees, 2,787 regular part time employees and 5,874 contingent employees who are scheduled as needed.

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

         Recent Events
         -------------

         On April 4, 1996, the Company entered into an Asset Purchase Agreement (the "May Agreement") with The May Department Stores Company ("May") for the sale by the Company to May of certain real estate interests and certain other assets, including inventory and accounts receivable, constituting the thirteen Company department stores, the home furnishings store, one distribution center, one downtown service building and one parking garage (collectively, the "Department Store Assets"). The purchase price for the Department Store Assets will be paid by May with approximately 4.2 million shares of May common stock (valued on April 4, 1996 at approximately $200,000,000) and the assumption of approximately $392,000,000 of Company liabilities. The total purchase price is subject to adjustment as set forth in the Agreement.

         Additionally, pursuant to the terms of an Asset Option Agreement ("Option Agreement") dated April 4, 1996, if at any time prior to consummation of the above-proposed acquisition (i) an unrelated third party acquires more than 25% of the voting power of the outstanding shares of the Company's common stock, (ii) the Company enters into an agreement relating to, or consummates a merger, consolidation or other business combination of the Company, or (iii) the Agreement otherwise terminates prior to the date of the sale by reason of the Company's default or the failure by its shareholders to approve the transaction, the Company has granted May an irrevocable option to purchase one or more of the following Company department stores: Willow Grove Park, Cherry Hill Mall, Concord Mall and the Concord Mall Home Furnishing Store. The aggregate purchase price for these four stores will be paid by May in cash of approximately $56,240,000 ($18,960,000 for Willow Grove Park, $20,640,000 for
Cherry Hill Mall, $12,480,000 for Concord Mall (less an amount for present value of future lease payments ("PVOL")) and $4,160,000 for the Concord Mall Home Furnishing Store (less an amount for PVOL).

         The Company and May intend to consummate the purchase and sale of the Department Store Assets (the "Initial Sale") in July, 1996, subject to the terms and conditions set forth in the Agreement, including the termination or expiration of any applicable Hart-Scott-Rodino waiting period.

         The Company has also entered into an agreement in principle with Kimco Realty Corporation ("Kimco") for the sale by the Company to Kimco of substantially all the real estate of the Company's Clover Division and related rights (the "Clover Assets"). Kimco will pay approximately $40,000,000 for the Clover Assets and will assume certain liabilities. The sale of the Clover Assets will likely be completed in multiple closings based on the satisfaction of certain closing conditions with respect to each Clover store property to be sold.

         The net cash proceeds received by the Company in the Kimco transaction, along with the net cash proceeds realized by the Company in other asset sale transactions, will be transferred by the Company to May in exchange for the number of shares of May common stock determined by dividing the cash proceeds by the average daily per share closing prices for shares of May common stock for the 20 consecutive trading days immediately prior to the closing of such transfer (the "Second Sale"). The closing of the Second Sale will occur on a date no earlier than 30 days after the date of the closing of the Initial Sale and no later than the business day preceding the first anniversary of the closing of the Initial Sale.

         Not later than the first anniversary of the closing of the Initial Sale, the Company will dissolve and distribute to its shareholders the shares of May common stock received in the Initial Sale and the Second Sale and any other remaining assets which have not been transferred to May pursuant to the Agreement, subject to any assets held in escrow or other arrangements to adequately provide for the payment of all of the Company's remaining liabilities.

Item 2.  Properties.
         -----------

         The Company's main department store is in downtown Philadelphia and its 12 suburban branch department stores are located in the surrounding Delaware Valley area of southeastern Pennsylvania (seven stores), southern New Jersey (three stores) and northern Delaware (two stores). The Philadelphia department store contains approximately 1,065,000 square feet of floor area. The suburban branch department stores generally contain from 150,000 to 255,000 square feet, with one store containing 108,000 square feet of floor area. All of the branch department stores are located in shopping centers or malls. The Company's 26 Clover discount stores are located in the same market area as its department stores (16 in southeastern Pennsylvania, six in southern New Jersey and two in northern Delaware), as well as in the Lehigh Valley (two stores) area of Pennsylvania. The Clover stores contain from 70,000 to 157,000 square feet of floor area. The Company's Home Furnishings store is located at a shopping mall in northern Delaware and contains 54,000 square feet of floor area. The Company owns 16 of its stores, of which five are on leased land and ten are subject to mortgages or similar liens. The Company leases the remainder of the stores from third parties with, in most cases, long-term renewal rights or an option to purchase. The Company also maintains warehouse and distribution facilities in Philadelphia and New Jersey.

Item 3.  Legal Proceedings.
         ------------------

         There are no material pending legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject. The Company is a party to ordinary routine legal proceedings incidental to the conduct of its business, none of which are material.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         This item is not applicable because there were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

Executive Officers of the Registrant.
- -------------------------------------
                                                                      Office
                                                                       Held
Name                             Age   Office(1)                      Since(2)
- ----                             ---   ---------                      --------
Francis R. Strawbridge, III(3)   58    Chairman of the Board            1984
Peter S. Strawbridge(3)          57    President                        1979
Robert G. Muskas                 57    Executive Vice President         1980
Warren W. White                  64    Executive Vice President         1979
Steven L. Strawbridge(3)         52    Vice President, Treasurer and
                                       Secretary                        1982
Ronald B. Avellino               57    Vice President                   1987
Louis F. Busico                  61    Vice President                   1979
George T. Gorman                 44    Vice President                   1996
Harry T. Hinkel                  57    Vice President                   1993
Robert A. Hoffner                53    Vice President                   1984
Charles D. Hollander             65    Vice President                   1988

                                                                      Office
                                                                       Held
Name                             Age   Office(1)                      Since(2)
- ----                             ---   ---------                      --------
Alexander B. Jervis              52    Vice President                   1992
Alice T. Kanigowski              57    Vice President                   1986
John J. Leahy                    65    Vice President                   1969
Thelma A. Newman                 56    Vice President                   1994
E. Spencer Quill                 54    Vice President                   1990
Thomas S. Rittenhouse            54    Vice President                   1978
G. Leonard Shea                  62    Vice President                   1977
David W. Strawbridge(3)          56    Vice President                   1978
William A. Timmons               60    Vice President                   1979

__________

(1) Each executive officer has been employed by the Company as an executive officer for at least the past five years, except for George T. Gorman who was a Divisional Merchandise Manager prior to his election in 1996; Alexander B. Jervis who was Director of Assets Protection prior to his election in 1992; Harry T. Hinkel who was a Store Manager prior to his election in 1993; and Thelma A. Newman who was a Divisional Merchandise Manager prior to her election in 1994.

(2) The executive officers of the Company are elected annually to hold office until the annual organization meeting of the Board of Directors and until their respective successors shall have been duly elected and qualified.

(3) Peter S. Strawbridge and Steven L. Strawbridge are brothers and are first cousins of Francis R. Strawbridge, III and David W. Strawbridge, who also are brothers.

                                   PART II
                                   -------

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.
         -----------------------------------------------------

         The information appearing in the section captioned "Market and Dividend Information" from the portions of the Company's 1995 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 6.  Selected Financial Data.
         ------------------------

         The information appearing in the section captioned "Five-Year Financial Summary" from the portions of the Company's 1995 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------

         The information appearing in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the portions of the Company's 1995 Annual Report to shareholders filed as
Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

         The information appearing in the sections captioned "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements," "Statement of Management Responsibility" and "Report of Ernst & Young LLP, Independent Auditors" from the portions of the Company's 1995 Annual Report to shareholders filed as
Exhibit 13 to this Form 10-K is incorporated herein by reference.

         The information appearing in the section captioned "Quarterly Results of Operations" from the portions of the Company's 1995 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------

          This item is not applicable.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

         Directors of the Registrant
         ---------------------------

                             PRINCIPAL                                DIRECTOR
NAME                         OCCUPATION                         AGE     SINCE
- ----                         ----------                         ---   --------
Jennifer S. Braxton ........ Assistant Advertising Director ... 33      1994
Isaac H. Clothier, IV ...... Attorney ......................... 63      1975
Richard H. Hall ............ Retired .......................... 69      1987
Thomas B. Harvey, Jr. ...... Attorney ......................... 60      1988
Anne C. Longstreth ......... Realtor, Emlen Wheeler Co. ....... 74      1984
Paul E. Shipley ............ Retired .......................... 66      1988
David W. Strawbridge ....... Vice President ................... 56      1971
Francis R. Strawbridge, III. Chairman of the Board ............ 58      1968
Peter S. Strawbridge ....... President ........................ 57      1968
Steven L. Strawbridge ...... Vice President, Treasurer
                               and Secretary .................. 52      1975
Natalie B. Weintraub ....... Retired .......................... 67      1994
Warren W. White ............ Executive Vice President ......... 64      1981


         Each of the directors indicated above as being employed by the Company has been so employed during the past five years. Mr. Harvey is an attorney and has been in practice since 1963. Until her retirement from the Company in 1994, Mrs. Weintraub was Vice President and General Merchandise Manager, Department Stores since 1976. Mr. Clothier has been a partner of Dechert, Price & Rhoads since 1966. Mr. Shipley retired in 1993 as a Vice President of Wilmington Trust Company, where he was employed since 1972, and he continues to be active in civic and community affairs. Until his retirement from the Company in 1991, Mr. Hall was Executive Vice President, Control, Operations and Personnel, Department Stores since 1978. Mrs. Longstreth for 37 years has been a realtor with Emlen Wheeler Co. and is active in community affairs.

         Peter S. Strawbridge and Steven L. Strawbridge are brothers and are first cousins of Francis R. Strawbridge, III and David W. Strawbridge who also are brothers. Each is a first cousin of Mr. Harvey and Mr. Shipley who also are first cousins. Jennifer S. Braxton is the daughter of Peter S. Strawbridge and the niece of Steven L. Strawbridge.

         Francis R. Strawbridge, III is a director of Mellon PSFS. Peter S. Strawbridge is a director of CoreStates Financial Corp.

         The required information as to executive officers is set forth in
Part I hereof and incorporated herein by reference.

Item 11. Executive Compensation.
         -----------------------

         The following table sets forth certain information concerning compensation paid for the Company's last three fiscal years.

                        SUMMARY COMPENSATION TABLE

                                                           LONG-TERM
                                      ANNUAL COMPENSATION COMPENSATION
                                     -------------------- ------------
                                                                         ALL
                                                 OTHER     SECURITIES   OTHER
NAME AND                                         ANNUAL    UNDERLYING  COMPEN-
PRINCIPAL POSITION            YEAR    SALARY  COMPENSATION  OPTIONS   SATION(1)
- ------------------            ----   -------- ------------ ---------- ---------
Peter S. Strawbridge          1995   $340,000      0           0        $1,219
  President and Co-Chief      1994   $310,000      0           0        $1,780
  Executive Officer           1993   $310,000      0           0        $2,500

Francis R. Strawbridge, III   1995   $340,000      0           0        $1,108
  Chairman of the Board       1994   $300,000      0           0        $1,892
  and Co-Chief Executive      1993   $300,000      0           0        $2,458
  Officer

Warren W. White
  Executive Vice President    1995   $300,000      0           0        $  921
  and General Manager,        1994   $275,000      0           0        $2,079
  Clover Stores               1993   $260,000      0           0        $2,167

Robert G. Muskas              1995   $192,500      0           0        $1,000
  Executive Vice President    1994   $180,000      0           0        $2,000
  for Merchandise and Sales   1993   $180,000      0           0        $1,500
  Promotion, Department Stores

Louis F. Busico               1995   $192,000      0           0        $1,025
  Vice President and General  1994   $177,000      0           0        $1,975
  Merchandise Manager,        1993   $167,000      0           0        $1,392
  Clover Stores

_______________

(1) Amounts contributed or accrued by the Company under the Company's 401(k) Retirement Savings Plan.

EMPLOYMENT AGREEMENTS AND CONSULTING ARRANGEMENT

         Each of the 20 current executive officers of the Company, who also are the participants in the Company's Deferred Compensation Plan, has entered into a three year renewable employment contract with the Company terminable by either party triannually, which establishes the employee's basic annual rate of compensation, subject to periodic increases and bonuses. The Company has a consulting arrangement with G. Stockton Strawbridge, the former Chairman of the Executive Committee until his retirement from the Company, whereby Mr. Strawbridge receives $100,000 per annum for consulting services to the Company. See "Beneficial Ownership of Voting Securities."

DEFERRED COMPENSATION PLAN

         The following table illustrates estimated retirement benefits for the Company's Deferred Compensation Plan members based on years of service with the Company.

                            PENSION PLAN TABLE

                             YEARS OF SERVICE

REMUNERATION        15          20          25          30    35 OR MORE(1)
- ------------   -------    --------    --------    --------    ----------
$125,000 ..... $32,813    $ 43,750    $ 54,688    $ 65,625      $ 75,000
 150,000 .....  39,375      52,500      65,625      78,750        90,000
 200,000 .....  52,500      70,000      87,500     105,000       120,000
 250,000 .....  65,625      87,500     109,375     131,250       150,000
 300,000 .....  78,750     105,000     131,250     157,500       180,000
 325,000 .....  85,313     113,750     142,188     170,625       195,000
 350,000 .....  91,875     122,500     153,125     183,750       210,000

_______________

(1) Based on maximum service credit of 60%.

         Strawbridge & Clothier's Deferred Compensation Plan for Key Executive Employees, as amended and restated effective February 1, 1985, and as further amended effective as of July 1, 1994 and as of July 1, 1995, provides for the payment of monthly retirement benefits computed on the basis of 1 3/4% of the participant's "Average Monthly Earnings" for the 24 month period for which the participant's total compensation is highest during the 60 months (or during the actual number of months employed if less than 60) of the participant's service immediately preceding the participant's retirement (or other termination) or attaining age 70, whichever shall be earlier, multiplied by the participant's years of service, with an adjustment by the use of an actuarial factor for retirement prior to age 65 and after age 60 if service is less than 15 years on the date of the participant's early retirement and for retirement prior to age 60 and at or after age 50 with at least 25 years of service, with an adjustment by the use of an actuarial factor for benefit commencement prior to age 60. A minimum benefit of 50% of Average Monthly Earnings (subject to reduction by an actuarial factor for benefit commencement prior to age 60) will be paid to a participant who has 15 years of service as a participant under the Plan or who has 20 years of service with the Company including 10 years of service as a participant under the Plan. For most participants, retirement benefits under the plan may not exceed 60% of Average Monthly Earnings. The amounts of each monthly benefit in connection with retirement, disability or death, and the amounts of minimum and maximum benefits under the Plan, are subject to reduction by use of an actuarial formula in the case of any participant who elects, under the Plan's contingent annuitant option, to provide monthly benefits after the participant's death, to a contingent annuitant of choice. As of April 1, 1995, the executive officers named in the compensation table above have the following years of credited service under the Deferred Compensation Plan: P.S. Strawbridge, 34 1/2 years; F.R. Strawbridge, III, 34 1/2 years; W.W. White, 39 years; R.G. Muskas, 36 1/2 years; and L.F. Busico, 37 years.

STOCK OPTION GRANTS AND EXERCISES

         Set forth in the table below is information concerning individual grants of stock options made during the fiscal year ended February 3, 1996 to the executive officers named in the Summary Compensation Table.


                                   OPTION GRANTS IN LAST FISCAL YEAR
                                                                                   POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF
                                                                                        STOCK PRICE
                                                                                     APPRECIATION FOR
                                       INDIVIDUAL GRANTS                                OPTION TERM
- ---------------------------------------------------------------------------------- --------------------
                            NUMBER OF       % OF TOTAL
                           SECURITIES         OPTIONS
                           UNDERLYING       GRANTED TO     EXERCISE OR
                             OPTIONS       EMPLOYEES IN    BASE PRICE   EXPIRATION
        NAME               GRANTED (#)      FISCAL YEAR      ($/SH)        DATE     5% ($)     10% ($)
        ----               -----------     ------------    -----------  ----------  ------     -------
Peter S. Strawbridge           --               --              --          --        --          --
Francis R. Strawbridge, III    --               --              --          --        --          --
Warren W. White                --               --              --          --        --          --
Robert G. Muskas              5,000            52.6%         $18.6875    11/25/06  $58,762    $148,915
Louis F. Busico                --               --              --          --        --          --


         Set forth in the table below is information concerning stock options exercised during the fiscal year ended February 3, 1996 and the value of stock options held at the end of the fiscal year ended February 3, 1996 by executive officers named in the Summary Compensation Table.

                                 AGGREGATED OPTION EXERCISES IN
                            LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                      NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED      IN-THE-MONEY
                                                        OPTIONS AT FY-END      OPTIONS AT FY-END
                           ------------------------- ----------------------  --------------------
                           SHARES ACQUIRED    VALUE     EXER-      UNEXER-     EXER-      UNEXER-
        NAME                 ON EXERCISE    REALIZED   CISABLE     CISABLE    CISABLE     CISABLE
        ----               ---------------  --------   -------     -------    -------     -------
Peter S. Strawbridge              0          $    0    21,218         0       $     0       N/A
Francis R. Strawbridge, III       0               0    21,218         0             0       N/A
Warren W. White                   0               0    10,609         0             0       N/A
Robert G. Muskas                406           9,643     8,401         0        18,001       N/A
Louis F. Busico                   0               0     5,304         0             0       N/A


Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         The following table sets forth the shareholdings as of April 11, 1996 of persons owning beneficially more than 5% of the outstanding shares of Series A Common Stock or Series B Common Stock of the Company, the nominees and continuing directors, certain executive officers and all executive officers and directors as a group. As is indicated below, ownership of the Series B Common Stock, which is convertible at all times into Series A Common Stock on a share-for-share basis, also is deemed to be beneficial ownership of Series A Common Stock pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

                                              AMOUNT OWNED BENEFICIALLY (1)(2)
                             -----------------------------------------------------------------
                                                SERIES B                       SERIES A
                                              COMMON STOCK                   COMMON STOCK
                             -------------------------------------------- --------------------
                                SOLE       SHARED                PERCENT              PERCENT
                               VOTING      VOTING                  OF       VOTING      OF
                                 AND         OR                 SERIES B      AND    SERIES A
NAME AND ADDRESS OF          INVESTMENT  INVESTMENT              COMMON   INVESTMENT  COMMON
BENEFICIAL OWNER                POWER       POWER       TOTAL   STOCK(3)   POWER(4)  STOCK(5)
- ---------------------------- ---------- ------------- --------- --------- ---------- ---------
                                    (6) (7)(8)(9)(10)                           (10)
G. Stockton Strawbridge.....    275,649     1,137,136 1,412,785   47.1%        5,390   15.6%
 801 Market Street
 Philadelphia, PA 19107-3199

PNC Bank, National                         (7)(8)(13)                           (14)
   Association(11)(12)......                1,190,501 1,190,501   39.7       146,999   15.2
 Broad and Chestnut Streets
 Philadelphia, PA 19101

                                                                                (18)
FMR Corp.(17)...............                                                 814,600   10.7
 82 Devonshire Street
 Boston, MA  02109

                                                  (7)                           (15)
Peter S. Strawbridge........     18,233       659,453   677,686   22.6        21,885    8.4
 801 Market Street
 Philadelphia, PA 19107-3199

                                              (8)(10)                           (10)
Henry M. Clews..............                  481,498   481,498   16.1         5,390    6.0
 22A School Street
 Hanover, NH  03755

                                              (8)(10)                           (10)
Christopher S. Clews........                  481,498   481,498   16.1         5,390    6.0
 799 South Street
 Portsmouth, NH  03801

                                                 (16)                           (15)
Francis R. Strawbridge, III.     33,938       219,701   253,639    8.5        21,882    3.5
 801 Market Street
 Philadelphia, PA  19107-3199

                                                  (6)
Paul E. Shipley.............     79,307       211,557   290,864    9.7                  3.7
 P.O. Box 4295
 Greenville, DE  19807

                                                 (16)
Thomas B. Harvey, Jr. ......     30,292       136,000   166,292    5.5                  2.1
 40 Cranbury Neck Road
 Cranbury, NJ  08512

                                                 (13)
Isaac H. Clothier, IV ......    116,180       101,243   217,423    7.3         7,833    2.9
 4000 Bell Atlantic Tower
 1717 Arch Street
 Philadelphia, PA  19103-2793


                                              AMOUNT OWNED BENEFICIALLY (1)(2)
                             -----------------------------------------------------------------
                                                SERIES B                       SERIES A
                                              COMMON STOCK                   COMMON STOCK
                             -------------------------------------------- --------------------
                                SOLE       SHARED                PERCENT              PERCENT
                               VOTING      VOTING                  OF       VOTING      OF
                                 AND         OR                 SERIES B      AND    SERIES A
NAME AND ADDRESS OF          INVESTMENT  INVESTMENT              COMMON   INVESTMENT  COMMON
BENEFICIAL OWNER                POWER       POWER       TOTAL   STOCK(3)   POWER(4)  STOCK(5)
- ---------------------------- ---------- ------------- --------- --------- ---------- ---------
DIRECTORS
                                                                                (15)
Jennifer S. Braxton.........         10                      10                  176

                                                 (13)
Isaac H. Clothier, IV.......    116,180       101,243   217,423    7.3%        7,833    2.9%


Richard H. Hall.............      4,499                   4,499                  525

                                                 (16)
Thomas B. Harvey, Jr. ......     30,292       136,000   166,292    5.5                  2.1


Anne C. Longstreth..........     18,168         6,325    24,493               33,187

                                                  (6)
Paul E. Shipley.............     79,307       211,557   290,864    9.7                  3.7

                                                                                (15)
David W. Strawbridge........     29,908                  29,908               11,099

                                                 (16)                           (15)
Francis R. Strawbridge, III.     33,938       219,701   253,639    8.5        21,882    3.5

                                    (7)                                         (15)
Peter S. Strawbridge........     18,233       659,453   677,686   22.6        21,885    8.4

                                                                                (15)
Steven L. Strawbridge.......     22,830                  22,830               10,947


Natalie B. Weintraub........      2,895                   2,895                  323

                                                                                (15)
Warren W. White.............      7,288                   7,288               11,243


CERTAIN EXECUTIVE
OFFICERS
                                                                                (15)
Robert G. Muskas............      1,497                   1,497                8,993

                                                                                (15)
Louis F. Busico.............      2,818                   2,818                6,546


All executive officers and
   directors as a group                                                         (15)
   (27 persons).............    376,097     1,198,279 1,574,376   52.5       241,966   19.4


(1) Includes, pursuant to Rule 13d-3, shares as to which sole or shared voting power (which includes the power to vote, or to direct the voting of, such shares) and/or sole or shared investment power (which includes the power to dispose, or to direct the disposition, of such shares) is possessed. Also includes shares subject to stock options as discussed in footnote
     (15) below. Does not include any shares as to which neither voting power nor investment power is possessed, even where the traditional economic interest in the shares (i.e., the right to receive dividends and the right to receive proceeds upon sale) is possessed.

(2) The shares of Series B Common Stock beneficially owned by all of the persons indicated in the table total 2,119,719 shares, which ownership of Series B Common Stock, together with the 386,522 shares of Series A Common Stock owned by such persons, represents 56.1% of the combined voting power of the Series A and Series B Common Stock. In addition, approximately 758,470 shares of Series B Common Stock are beneficially owned by other members of the Strawbridge family and the Clothier family and trusts for their benefit. Such ownership of Series B Common Stock, together with the approximately 283,634 shares of Series A Common Stock owned by such family members and trusts, represent 21.0% of the voting power.

(3) Percentages of less than 1% are not shown. There were 2,997,162 shares of Series B Common Stock outstanding on April 11, 1996.

(4) The voting and investment power is sole unless otherwise indicated. The amounts shown do not include shares of Series A Common Stock deemed to be beneficially owned pursuant to Rule 13d-3 by virtue of ownership of Series B Common Stock which is convertible on a share-for-share basis into Series A Common Stock.

(5) The percentages represent the amount owned beneficially which includes shares of Series A Common Stock deemed to be owned pursuant to Rule 13d-3 by virtue of ownership by the person or group of Series B Common Stock. The percentages are based on the outstanding shares of Series A Common Stock (7,617,359 at April 11, 1996), plus the shares of Series B Common Stock owned beneficially by the person or group. Percentages of less than 1% are not shown.

(6) Includes 211,001 shares as to which G.S. Strawbridge has sole voting power and shares investment power with P.E. Shipley.

(7) Includes 655,441 shares as to which G.S. Strawbridge, P.S. Strawbridge and PNC Bank, National Association share voting and investment power.

(8) Includes 418,825 shares as to which G.S. Strawbridge, H.M. Clews, C.S. Clews and PNC Bank, National Association share voting and investment power.

(9)  Not included are the 211,001 shares referred to in footnote (6) above.

(10) Includes 62,673 Series B shares and 5,390 Series A shares as to which G.S. Strawbridge, H.M. Clews and C.S. Clews share voting and investment power.

(11) The information relating to this person is presented in reliance upon information set forth in a Schedule 13G filed with the Securities and Exchange Commission reporting as of December 31, 1995.

(12) Does not include any shares held by the bank in purely custodial accounts.

(13) Includes 94,302 shares as to which I.H. Clothier, IV and PNC Bank, National Association share voting and investment power.

(14) With respect to 89,334 of the shares, the voting or investment power is shared.

(15) The numbers shown include shares of Series A Common Stock owned by the individual or the members of the group through the Company's 401(k) Retirement Savings Plan as of March 31, 1996 as follows: F.R. Strawbridge, III, 656 shares; S.L. Strawbridge, 308 shares; J.S.
     Braxton, 84 shares; D.W. Strawbridge, 490 shares; P.S. Strawbridge, 667 shares; W.W. White, 634 shares; R.G. Muskas, 501 shares; L.F. Busico,
     477 shares; and all executive officers and directors as a group (21 persons) a total of 8,940 shares. The numbers shown also include shares of Series A Common Stock which the individual or members of the group have the right to acquire within 60 days upon the exercise of stock options, as follows: F.R. Strawbridge, III, 21,218 shares; S.L. Strawbridge, 10,609 shares; D.W. Strawbridge, 10,609 shares; P.S. Strawbridge, 21,218 shares; W.W. White, 10,609 shares; R.G. Muskas,
     8,401 shares; L.F. Busico, 5,304 shares; and all executive officers and directors as a group (20 persons) a total of 173,427 shares. In computing the percent of each series owned by an individual or the group, the number of shares subject to options held by the individual or the group are deemed outstanding.

(16) Includes 136,000 shares as to which F.R. Strawbridge, III and T.B. Harvey, Jr. share voting and investment power with another co-trustee.

(17) The information relating to this person is presented in reliance upon information set forth in a Schedule 13G filed with the Securities and Exchange Commission reporting as of February 29, 1996.

(18) FMR Corp. has no power to vote or to direct the vote of 254,300 of the shares.


Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------
          None.

                                   PART IV
                                   -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ----------------------------------------------------------------

    (a)  All financial statements and schedules.
         ---------------------------------------

         A list of the financial statements and supporting schedule included in this Report appears on page F-1 hereof.

    (b)  Reports on Form 8-K.
         --------------------

         No reports on Form 8-K were filed during the last fiscal quarter of the fiscal year covered by this Report.

    (c)  Exhibits.
         ---------

         (2.1) Asset Purchase Agreement, dated April 4, 1996, between the Company and The May Department Stores Company.

         (2.2) Asset Option Agreement, dated April 14, 1996, between the Company, S&C, Cherry Hill, Inc., S&C, Concord, Inc. and The May Department Stores Company.

         (3) (i) Restated Articles of the Company filed on July 28, 1995 with the Department of State of the Commonwealth of Pennsylvania.

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

         (10.1) Deferred Compensation Plan for Key Executive Employees of Strawbridge & Clothier as amended and restated effective February 1, 1985, as filed as Exhibit (10) to Form 10-K for the fiscal year ended February 2, 1985, is incorporated herein by reference.**

         (10.2) 1985 Stock Option Plan of Strawbridge & Clothier as amended effective February 22, 1989, as filed as Exhibit 10(b) to Form 10-K for the fiscal year ended January 28, 1989, is incorporated herein by reference.**

         (10.3) 1991 Stock Option Plan of Strawbridge & Clothier, as filed as Exhibit 10(c) to Form 10-K for the fiscal year ended February 1, 1992, is incorporated herein by reference.**

         (10.4.1) Form of Employment Agreement for executive officers of the Company as filed as Exhibit 10.4.1 to Form 10-K for the fiscal year ended January 30, 1993, is incorporated herein by reference.**

         (10.4.2) Schedule of certain terms of Employment Agreements for the executive officers named in the Company's Summary Compensation Table for the fiscal year ended February 3, 1996.**

         (10.4.3) Form of Supplemental Agreement for the executive officers of the Company.**

         (10.4.4) Form of Supplemental Employment Agreement to Employment Agreement for the executive officers of the Company.**

- ------------
* Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the document listed is not filed with this Report. Registrant agrees to furnish a copy of such document to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit.

         (10.5) Strawbridge & Clothier Separation Pay Plan dated as of February 26, 1996.**

         (10.6) Amended and Restated Receivables Purchase Agreement, dated as of November 20, 1995, among the Company, S&C, Funding, Inc., Market Street Capital Corp. and PNC Bank, National Association.

         (10.7) Credit Agreement, dated as of November 21, 1995, among the Company, certain banks party thereto and PNC Bank, National Association as Administrative Agent and CoreStates Bank, N.A. and First Fidelity Bank, N.A. as Co-Agents.

         (10.7.1) Waiver and First Amendment to the Credit Agreement dated as of December 20, 1995.

         (11)      Statement re: Computation of per share earnings.

         (13) Portions of the 1995 Annual Report to Shareholders, included as part of this Report.

         (21)      Subsidiaries of Strawbridge & Clothier.

         (23)      Consent of Ernst & Young LLP, Independent Auditors.

         (27)      Financial Data Schedule.

         (99)      Press Release, dated April 4, 1996, issued by the Company.

                                 SIGNATURES
                                 ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            STRAWBRIDGE & CLOTHIER
                               (Registrant)


                            By /s/Francis R. Strawbridge, III
                               ------------------------------------
                               Francis R. Strawbridge, III
                               Chairman of the Board

Dated:  May 1, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            /s/Francis R. Strawbridge, III         May 1, 1996
                            ------------------------------------
                            Francis R. Strawbridge, III
                              Director and Chairman of the Board
                              (co-principal executive officer)

                            /s/Peter S. Strawbridge                May 1, 1996
                            ------------------------------------
                            Peter S. Strawbridge
                              Director and President
                              (co-principal executive officer)

                            /s/Warren W. White                     May 1, 1996
                            ------------------------------------
                            Warren W. White
                            Director and Executive Vice President

                            /s/Steven L. Strawbridge               May 1, 1996
                            ------------------------------------
                            Steven L. Strawbridge
                              Director, Vice President,
                              Treasurer and Secretary
                              (principal financial officer)

                            /s/David W. Strawbridge                May 1, 1996
                            ------------------------------------
                            David W. Strawbridge
                            Director and Vice President

                            /s/Thomas S. Rittenhouse               May 1, 1996
                            ------------------------------------
                            Thomas S. Rittenhouse
                              Vice President-Operations,
                              Administration & Controller
                              (principal accounting officer)

                            /s/Jennifer S. Braxton                 May 1, 1996
                            ------------------------------------
                            Jennifer S. Braxton
                              Director

                            /s/Isaac H. Clothier, IV               May 1, 1996
                            ------------------------------------
                            Isaac H. Clothier, IV
                              Director

                            /s/Richard H. Hall                     May 1, 1996
                            ------------------------------------
                            Richard H. Hall
                              Director

                            /s/Thomas B. Harvey, Jr.               May 1, 1996
                            ------------------------------------
                            Thomas B. Harvey, Jr.
                              Director

                            /s/Anne C. Longstreth                  May 1, 1996
                            ------------------------------------
                            Anne C. Longstreth
                              Director

                            /s/Paul E. Shipley                     May 1, 1996
                            ------------------------------------
                            Paul E. Shipley
                              Director

                            /s/Natalie B. Weintraub                May 1, 1996
                            ------------------------------------
                            Natalie B. Weintraub
                              Director

                     FORM 10-K -- ITEM 14(a)(1) and (2)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES


The following consolidated financial statements of Strawbridge & Clothier and subsidiaries and the report of independent auditors thereon and a statement of management responsibility, included in the 1995 Annual Report to shareholders, are incorporated by reference in Item 8:

     Consolidated Statements of Operations--Fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994

     Consolidated Balance Sheets--February 3, 1996 and January 28, 1995

     Consolidated Statements of Cash Flows--Fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994

     Consolidated Statements of Shareholders' Equity--Fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994

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

                               Exhibit Index

     Exhibit No.                                                      Page No.

     (2.1) Asset Purchase Agreement, dated April 4, 1996, between the Company and The May Department Stores Company.

     (2.2) Asset Option Agreement, dated April 4, 1996, between the Company, S&C, Cherry Hill, Inc., S&C, Concord, Inc. and The May Department Stores Company.

     (3)(i) Restated Articles of the Company filed on July 28, 1995 with the Department of State of the Commonwealth of Pennsylvania.

     (10.4.2) Schedule of certain terms of Employment Agreements for the executive officers named in the Company's Summary Compensation Table for the fiscal year ended February 3, 1996.

     (10.4.3) Form of Supplemental Agreement for the executive officers of the Company.**

     (10.4.4) Form of Supplemental Agreement to the Employment Agreement for the executive officers of the Company.**

     (10.5) Strawbridge & Clothier Separation Pay Plan dated as of February 26, 1996.**

     (10.6) Amended and Restated Receivables Purchase Agreement, dated as of November 20, 1995, among the Company, S&C, Funding, Inc., Market Street Capital Corp. and PNC Bank, National Association.

     (10.7) Credit Agreement, dated as of November 21, 1995, among the Company, certain banks party thereto and PNC Bank, National Association as Administrative Agent and CoreStates Bank, N.A. and First Fidelity Bank, N.A. as Co-Agents.

     (10.7.1) Waiver and First Amendment to the Credit Agreement dated as of December 20, 1995.

     (11)      Statement re:  Computation of per share earnings.

     (13) Portions of the 1995 Annual Report to Shareholders, included as part of this Report.

     (21)      Subsidiaries of Strawbridge & Clothier.

     (23)      Consent of Ernst & Young LLP, Independent Auditors.

     (27)      Financial Data Schedule.

     (99)      Press Release, dated April 14, 1996, issued by the
               Company.

                                STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES

                            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             (in thousands)

- --------------------------------------------------------------------------------------------------------
               COL. A              |  COL. B    |             COL. C          |   COL. D     |  COL. E
- -----------------------------------|------------|-----------------------------|--------------|----------
                                   |            |            ADDITIONS        |              |
                                   |            |-----------------------------|              |
                                   |            |      (1)            (2)     |              |
                                   |            |    Charged        Charged   |              |
           DESCRIPTION             | Balance at |    to Costs       to Other  |              |  Balance
                                   | Beginning  |      and         Accounts-- | Deductions-- |  at End
                                   | of Period  |    Expenses       Describe  |   Describe   | of Period
- --------------------------------------------------------------------------------------------------------
Fiscal year ended February 3, 1996:
- -----------------------------------
  Reserves and allowances
    deducted from asset accounts:
    Allowance for doubtful accounts    $5,544         $14,177         $-0-     $17,781(1)(2)    $1,940
                                       ======         =======         ====     =======          ======

Fiscal year ended January 28, 1995:
- -----------------------------------
  Reserves and allowances
    deducted from asset accounts:
    Allowance for doubtful accounts    $5,000         $10,281         $-0-     $ 9,737(1)(3)    $5,544
                                       ======         =======         ====     =======          ======

Fiscal year ended January 29, 1994:
- -----------------------------------
  Reserves and allowances
    deducted from asset accounts:
    Allowance for doubtful accounts    $5,000         $ 4,724         $-0-     $ 4,724(1)       $5,000
                                       ======         =======         ====     =======          ======

(1) Accounts written off during year, net of recoveries.
(2) Includes $7,560 reclassified to accrued expenses to provide for estimated recourse obligations on accounts receivable sold.
(3) Includes $1,756 reclassified to accrued expenses to provide for estimated recourse obligations on accounts receivable sold.