Form 10-Q
period 1996-05-04
STRAWBRIDGE & CLOTHIER
filed 1996-06-18
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 Form 10-Q

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended May 4, 1996

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

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at June 3, 1996 is 7,709,841.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at June 3, 1996 is 2,904,680.

                                                                   Form 10-Q

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
                  ---------------------------------------

                                   INDEX
                                   -----

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
- ------------------------------                                          ------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statements of operations--
         three months and trailing years ended May 4, 1996
         and April 29, 1995                                                3

         Condensed consolidated balance sheets--May 4, 1996
         and February 3, 1996                                              4

         Condensed consolidated statements of cash flows--three
         months ended May 4, 1996 and April 29, 1995                       5

         Notes to condensed consolidated financial statements              6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  8


SIGNATURES                                                                 9
- ----------

                                                                   Form 10-Q
                                                                      Page 3

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

                                   THREE MONTHS           TRAILING YEAR
                                       ENDED                  ENDED
                               --------------------- -----------------------
                                 May 4,    April 29,   May 4,      April 29,
                                  1996       1995       1996         1995
                               ----------  --------- -----------  ----------
                                                      (53 weeks)  (52 weeks)
Net sales                       $208,127   $198,625  $  990,100   $993,846
Other income, net of
 other deductions                    128        692       5,674      3,370
                                --------   --------  ----------   --------
                                 208,255    199,317     995,774    997,216

Deduct:
 Cost of sales, including
  occupancy and buying costs     161,720    153,160     755,033    740,341
 Selling and administrative
  expenses, net of finance
  charges                         42,426     41,147     190,486    174,586
 Depreciation                      7,924      7,348      31,876     29,481
 Interest                          4,216      4,205      18,975     19,219
 Provision for doubtful accounts   2,472      2,859      13,790     11,405
                                --------   --------  ----------   --------
                                 218,758    208,719   1,010,160    975,032

Earnings (loss) before
 income taxes                    (10,503)    (9,402)    (14,386)    22,184

Income taxes (benefit)            (3,571)    (3,338)     (4,731)     7,228
                                --------   --------  ----------   --------

NET EARNINGS (LOSS)             $ (6,932)  $ (6,064) $   (9,655)  $ 14,956
                                ========   ========  ==========   ========

NET EARNINGS (LOSS)
 PER SHARE                        $(0.65)    $(0.58)     $(0.91)     $1.43
                                ========   ========  ==========   ========

Cash dividends per share:
 Series A Common Stock            $0.275     $0.275       $1.10      $1.10
                                ========   ========  ==========   ========
 Series B Common Stock             $0.25      $0.25       $1.00      $1.00
                                ========   ========  ==========   ========
Average shares outstanding        10,614     10,517      10,569     10,458
                                ========   ========  ==========   ========


See notes to condensed consolidated financial statements.

                                                                   Form 10-Q
                                                                      Page 4

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

                                                     May 4,      February 3,
                                                      1996          1996
                                                   -----------   -----------
ASSETS

CURRENT ASSETS
 Cash and equivalents                                $  6,925      $ 14,253
 Accounts receivable, less allowance
   (5/4/96 -- $1,940; 2/3/96 -- $1,940)                52,910        43,118
 Merchandise inventories                              175,957       154,009
 Deferred income taxes                                  3,365         3,365
 Income taxes recoverable                               5,197         5,653
 Prepaid expenses and other                            13,904         9,534
                                                     --------      --------
      TOTAL CURRENT ASSETS                            258,258       229,932

PROPERTY, FIXTURES AND EQUIPMENT                      675,833       671,444
 Less allowance for depreciation                     (349,640)     (342,052)
                                                     --------      --------
                                                      326,193       329,392

OTHER ASSETS                                           17,135        16,490
                                                     --------      --------
                                                     $601,586      $575,814
                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                       $ 46,000      $      0
 Accounts payable                                      66,996        63,494
 Accrued expenses                                      27,085        30,153
 Taxes on income                                         (367)        3,116
 Long-term debt and capital lease
   obligations due within one year                      7,001        13,637
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                        146,715       110,400

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS -- due after one year                    164,037       165,097

ACCRUED RETIREMENT COSTS                               48,313        48,518

OTHER LIABILITIES                                       7,248         6,740

SERIES PREFERRED STOCK                                      0             0

SHAREHOLDERS' EQUITY
 Common stock                                          10,615        10,614
 Other shareholders' equity                           224,658       234,445
                                                     --------      --------
   TOTAL SHAREHOLDERS' EQUITY                         235,273       245,059
                                                     --------      --------
                                                     $601,586      $575,814
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

                                                                   Form 10-Q
                                                                      Page 5

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                      THREE MONTHS ENDED
                                                   -----------------------
                                                     May 4,      April 29,
                                                      1996         1995
                                                   ----------   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES             $(37,744)    $(15,102)

NET CASH USED FOR INVESTING ACTIVITIES
 Acquisition of property, fixtures and equipment      (4,389)     (17,790)
 Changes in other assets                                (645)         (28)
                                                    --------     --------
TOTAL                                                 (5,034)     (17,818)
                                                    --------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES
 Payment of long-term debt and capital lease
  obligations                                         (7,696)        (665)
 Increase in short-term notes payable                 46,000       40,000
 Purchase of preferred stock and treasury stock           (7)        (121)
 Cash dividends                                       (2,847)      (5,598)
                                                    --------     --------
TOTAL                                                 35,450       33,616
                                                    --------     --------

CHANGE IN CASH AND EQUIVALENTS                        (7,328)         696
Cash and equivalents at beginning of period           14,253        1,575
                                                    --------     --------
CASH AND EQUIVALENTS AT END OF PERIOD               $  6,925     $  2,271
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

                                                                   Form 10-Q
                                                                      Page 6

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A -- Basis of Presentation
- -------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended May 4, 1996 are not necessarily indicative of the results that may be anticipated for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 3, 1996.


Note B -- Per Share Data
- ------------------------

Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and dilutive common stock equivalents (employee stock options) outstanding during each period.

Note C -- Accounts Receivable
- -----------------------------

The amount of receivables sold under the Company's $150,000,000 receivable facility was $116,000,000 at May 4, 1996 and $145,000,000 million at February 3, 1996. For further information, refer to footnote 3 to the financial statements included in the Company's annual report on Form 10-K for the year ended February 3, 1996.


Note D -- Proposed Sale of Assets and Liquidation of the Company
- ----------------------------------------------------------------

On April 4, 1996, the Company announced that its Board of Directors had approved agreements for the sale of the assets of the Company. The transactions will consist of the sale of the department store assets in a tax-free reorganization to The May Department Stores Company ("May") in exchange for May stock and the assumption of certain liabilities; the sale of the Clover stores to Kimco Realty Corporation for cash and the assumption of certain liabilities; and the liquidation of Clover inventory and fixtures. Following these sales, the Company will be liquidated and, after provision for liabilities not assumed by the buyers, the shareholders will receive May stock. Depending on the final amount of liabilities not assumed by the buyers and other factors, the Company's management has estimated that shareholders will receive approximately four-tenths to four and a half-tenths of a share of May stock for each share of the Company. The closing price of the May stock on the New York Stock Exchange was $47.75 on June 6, 1996. The proposed transactions and subsequent liquidation of the Company are subject to shareholder approval at the annual meeting of shareholders scheduled for July 15, 1996. The financial statements do not reflect these proposed transactions. The Company will change to a liquidation basis of accounting upon shareholder approval of the proposed transactions.

                                                                   Form 10-Q
                                                                      Page 7


                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Net sales changes in comparison to the comparable periods in the preceding year were an increase of 4.8% for the three months ended May 4, 1996 and a decrease of .4% for the trailing year ended May 4, 1996. Changes in comparable store sales were an increase of 1.7% and a decrease of 3.3% for the three month and trailing year ended May 4, 1996, respectively. Sales for the prior year were negatively impacted by a fourteen day public transit strike in the Company's trading area.

Costs and expenses as a percentage of sales and the effective tax rates were as follows:

                                     THREE MONTHS ENDED   TRAILING YEAR ENDED
                                     ------------------   -------------------
                                     5/4/96     4/29/95   5/4/96      4/29/95
                                     ------     -------   ------      -------
Cost of sales, including occupancy
 and buying costs                      77.7       77.1      76.3        74.5

Selling and administrative expenses,
 net of finance charges                20.4       20.7      19.2        17.6

Depreciation                            3.8        3.7       3.2         3.0

Interest                                2.0        2.1       1.9         1.9

Provision for doubtful accounts         1.2        1.4       1.4         1.1

Effective tax rate                     34.0       35.5      32.9        32.6

Cost of sales, including occupancy and buying costs, for the three months and trailing year ended May 4, 1996, reflect increased markdowns taken to stimulate sales in the Company's highly competitive trading area. Selling and administrative expenses, net of finance charge income for the three months ended May 4, 1996, reflect tight control of operating expenses, partially offset by a reduction of finance charge income due to the sale of customer accounts receivable, as discussed in Note C. The increase in selling and administrative expenses, net of finance charge income for the trailing year ended May 4, 1996 as a percent of sales reflects the decrease in sales, expenses for the three stores opened in fiscal 1995 and a reduction in finance charge income due to the sale of customer accounts receivable. Depreciation expense increased due to the new stores opened in fiscal 1995. The provision for doubtful accounts for the three months ended May 4, 1996 decreased slightly due to revised credit policies instituted in fiscal 1995. The decrease in the effective tax rate for the three months ended May 4, 1996 resulted from a lower statutory federal rate as a result of anticipated reduced pretax earnings. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended February 3, 1996 for discussion of additional matters affecting the trailing year results.

                                                                   Form 10-Q
                                                                      Page 8

                   STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONT'D)


FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

Operating activities resulted in a use of $37.7 million of cash for the three months ended May 4, 1996, compared to $15.1 million in the prior year. The increase is primarily attributable to reduced collections of customer accounts.

Capital expenditures of $4.4 million for the three months ended May 4, 1996, included amounts needed to finish projects started in fiscal 1995. Prior year capital expenditures of $17.8 million included two new Clover stores and a home furnishings store and other renovation projects. Cash provided by financing activities was $35.5 million for the three months ended May 4, 1996, compared to $33.6 million in the prior year. Cash dividends paid for the three months ended May 4, 1996 reflect one payment, while the prior year period reflects two payments, due to the Company's fiscal calendar.

On April 4, 1996, the Company announced that its Board of Directors had approved agreements for the sale of the assets of the Company. The transactions will consist of the sale of the department store assets in a tax-free reorganization to The May Department Stores Company ("May") in exchange for May stock and the assumption of certain liabilities; the sale of the Clover stores to Kimco Realty Corporation for cash and the assumption of certain liabilities; and the liquidation of Clover inventory and fixtures. Following these sales, the Company will be liquidated and, after provision for liabilities not assumed by the buyers, the shareholders will receive May stock. The transactions are subject to shareholder approval. Management believes that existing credit facilities will be sufficient to provide necessary financing until the closing of the May and Kimco transactions.


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



Date: June 18, 1996
      -------------


                                      /s/ Steven L. Strawbridge
                                  -------------------------------------------
                                  Steven L. Strawbridge
                                  Vice President, Treasurer & Secretary
                                  (principal financial officer)