Form 10-Q
period 1996-08-03
STRAWBRIDGE & CLOTHIER
filed 1996-09-23
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 Form 10-Q

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended August 3, 1996

                                    OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-1308
                                              ------


                          STRAWBRIDGE & CLOTHIER
- ------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)



     Pennsylvania                                     23-1131660
- ------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               Number)


     801 Market Street
     Philadelphia, PA                                 19107-3199
- ------------------------------------------------------------------------------
                                                      (Zip Code)



                              (215) 629-6460
- ------------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)



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

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at September 13, 1996 is 10,570,172.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at September 13, 1996 is 66,012.

                                                                   Form 10-Q

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
                  ---------------------------------------

                                   INDEX
                                   -----

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
- ------------------------------                                          ------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statement of net assets in liquidation--August 3, 1996

         Condensed consolidated balance sheet--
         February 3, 1996

         Condensed consolidated statements of operations-- three months and six months ended August 3, 1996 and July 29, 1995

         Condensed consolidated statements of cash flows--six months ended August 3, 1996 and July 29, 1995

         Notes to condensed consolidated financial statements


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
- ----------

                                                                     Form 10-Q
                                                                       Page  3

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (UNAUDITED)
(in thousands)

                                                                     August 3,
                                                                        1996
                                                                    ----------
ASSETS

  Cash and equivalents                                               $ 10,877
  Receivables                                                           2,066
  Investment in The May Department Stores Company
    common stock                                                      191,100
  Income taxes recoverable                                             28,009
  Property, fixtures, and equipment                                    41,604
  Other assets                                                         17,282
                                                                     --------
                                                                      290,938

LIABILITIES

  Accounts payable                                                      9,210
  Accrued expenses and other liabilities                               72,103
  Debt and capital lease obligations                                   12,685
  Estimated costs during period of liquidation                          5,767
                                                                     --------
                                                                       99,765
                                                                     --------
NET ASSETS IN LIQUIDATION                                            $191,173
                                                                     ========

See notes to condensed consolidated financial statements.

                                                                     Form 10-Q
                                                                       Page  4

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            (GOING CONCERN BASIS)
(in thousands)

                                                                   February 3,
                                                                       1996
                                                                   -----------
ASSETS

CURRENT ASSETS
 Cash and equivalents                                                $ 14,253
 Accounts receivable, less
   allowance ($1,940)                                                  43,118
 Merchandise inventories                                              154,009
 Deferred income taxes                                                  3,365
 Income taxes recoverable                                               5,653
 Prepaid expenses and other                                             9,534
                                                                     --------
      TOTAL CURRENT ASSETS                                            229,932

PROPERTY, FIXTURES AND EQUIPMENT                                      671,444
 Less allowance for depreciation                                     (342,052)
                                                                     --------
                                                                      329,392

OTHER ASSETS                                                           16,490
                                                                     --------
                                                                     $575,814
                                                                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                    $ 63,494
 Accrued expenses                                                      30,153
 Federal, state and local taxes                                         3,116
 Long-term debt and capital lease
   obligations due within one year                                     13,637
                                                                     --------
     TOTAL CURRENT LIABILITIES                                        110,400

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS -- due after one year                                    165,097
ACCRUED RETIREMENT COSTS                                               48,518
OTHER LIABILITIES                                                       6,740
SERIES PREFERRED STOCK                                                      0

SHAREHOLDERS' EQUITY
 Common stock                                                          10,614
 Other shareholders' equity                                           234,445
                                                                     --------
   TOTAL SHAREHOLDERS' EQUITY                                         245,059
                                                                     --------
                                                                     $575,814
                                                                     ========

See notes to condensed consolidated financial statements.

                                                                     Form 10-Q
                                                                       Page  5
                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                     THREE MONTHS            SIX MONTHS
                                         ENDED                  ENDED
                                 --------------------- -----------------------
                                 August 3,    July 29,  August 3,    July 29,
                                    1996       1995       1996         1995
                                 ----------  --------- -----------  ----------
Net sales                         $184,587   $218,551   $ 392,714   $417,176
Other income, net of
 other deductions                    2,787        539       2,915      1,231
Unrealized gain on investment
 in The May Department Stores
 Company common stock               12,075                 12,075
                                  --------   --------   ---------   --------
                                   199,449    219,090     407,704    418,407

Deduct:
 Cost of sales, including
  occupancy and buying costs       155,093    171,470     316,813    324,630
 Selling and administrative
  expenses, net of finance
  charges                           41,808     46,707      84,234     87,854
 Depreciation                        6,874      7,534      14,798     14,882
 Interest                            3,701      4,800       7,917      9,005
 Provision for doubtful accounts     2,393      2,655       4,865      5,514
 Adjustment to liquidation
  basis of accounting               57,906          0      57,906          0
                                  --------   --------   ---------   --------
                                   267,775    233,166     486,533    441,885
                                  --------   --------   ---------   --------

Loss before income taxes           (68,326)   (14,076)    (78,829)   (23,478)

Income tax benefit                 (15,640)    (4,997)    (19,210)    (8,335)
                                  --------   --------    --------   --------

NET LOSS                          $(52,686)  $ (9,079)   $(59,619)  $(15,143)
                                  ========   ========    ========   ========

NET LOSS PER SHARE                  $(4.96)    $(0.86)     $(5.61)    $(1.45)
                                  ========   ========    ========   ========

Cash dividends per share:
 Series A Common Stock              $0.275     $0.275       $0.55      $0.55
                                  ========   ========    ========   ========
 Series B Common Stock               $0.25      $0.25       $0.50      $0.50
                                  ========   ========    ========   ========
Average shares outstanding          10,623     10,498      10,619     10,480
                                  ========   ========    ========   ========


See notes to condensed consolidated financial statements.

                                                                     Form 10-Q
                                                                       Page  6

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                          SIX MONTHS ENDED
                                                       -----------------------
                                                       August 3,     July 29,
                                                          1996         1995
                                                       ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 23,132     $  5,670

NET CASH USED IN INVESTING ACTIVITIES
 Acquisition of property, fixtures and equipment          (5,731)     (32,279)
 Changes in other assets                                    (403)        (135)
                                                        --------     --------
TOTAL                                                     (6,134)     (32,414)
                                                        --------     --------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
 Payment of long-term debt and capital lease
  obligations                                            (14,624)      (1,578)
 Increase in short-term notes payable                          0       36,500
 Purchase of preferred stock and treasury stock              (22)        (121)
 Proceeds from issuance of common stock                        5          627
 Cash dividends                                           (5,733)      (5,628)
                                                        --------     --------
TOTAL                                                    (20,374)      29,800
                                                        --------     --------

CHANGE IN CASH AND EQUIVALENTS                            (3,376)       3,056
Cash and equivalents at beginning of period               14,253        1,575
                                                        --------     --------
CASH AND EQUIVALENTS AT END OF PERIOD                   $ 10,877     $  4,631
                                                        ========     ========

See notes to condensed consolidated financial statements.

                                                                     Form 10-Q
                                                                       Page  7

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Reporting
- --------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and those related to adoption of the liquidation basis of accounting described in Note B) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

The preparation of financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note B - Liquidation Basis of Accounting
- ----------------------------------------

On July 15, 1996, the Company's shareholders approved a Plan of Reorganization and Liquidation involving certain transactions with The May Department Stores Company ("May") and KIMCO Realty Corporation ("KIMCO") and the dissolution of the Company. The Company will sell, liquidate or otherwise dispose of all assets not purchased by May or KIMCO and will pay all existing liabilities that are not assumed by May or KIMCO. As a result, the Company changed its basis of accounting effective July 15, 1996, to the liquidation basis of accounting.

As a result of the change in the Company's basis of accounting for its August 3, 1996 financial statements from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, assets have been valued at estimated net realizable value and liabilities have been reflected at their estimated settlement amounts, including estimated costs to be incurred during the period of liquidation. The valuations of the assets and liabilities are based on management estimates and assumptions as of the date of the financial statements; actual realization of the assets and settlement of liabilities could be higher or lower than the amounts indicated.

                                                                     Form 10-Q
                                                                       Page  8


Note C - Per Share Data
- -----------------------

Loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (employee stock options) have not been considered as the effect would be antidilutive.

Note D - Significant Transactions
- ---------------------------------

May Agreement
- -------------

On April 4, 1996, the Company entered into an agreement for the sale of substantially all of the assets of the Company's Department Store Division in exchange for May stock and the assumption by May of certain Department Store Division liabilities. The Company estimates it will receive a total of 4,500,000 shares of May common stock, which is subject to adjustment under the terms of the agreement. The May shares are being carried at market value ($45.50 per share) in the accompanying Consolidated Statement of Net Assets in Liquidation. On July 18, 1996, the Company received 3,570,000 shares at settlement, and an additional 630,000 shares were placed in escrow. The market value of the remaining 300,000 estimated shares is included in Other Assets.

                                                                     Form 10-Q
                                                                       Page  9

KIMCO Agreement
- ---------------

On August 28, 1996, the Company closed the sale of 23 of the Company's 26 Clover stores to Kimco Realty Corporation, Kohl's Department Stores, VC Retailers, Inc., and National Wholesale Liquidators of Philadelphia, Inc. for $35,500,000. At closing, $11,989,000 of the Company's applicable mortgage notes, accrued interest, and closing costs were paid, and the Company received $18,991,000 in cash. An additional $4,520,000 was placed into a claims administration trust account.

Gordon Brothers Agreements
- --------------------------

On July 10, 1996, the Company entered into agreements with Gordon Brothers Partners, Inc. ("Gordon Brothers") for the sale of the inventory at all, and the operation of certain, Clover Stores. In connection with the inventory sale, the Company received $64.3 million in proceeds. The agreements also authorize Gordon Brothers to liquidate the Clover fixtures. Proceeds from any fixture sales will be remitted to the Company after deduction of any compensation payable to Gordon Brothers.

The Clover locations not sold as part of the KIMCO Agreement referred to above are being operated by Gordon Brothers. Costs to operate these locations are being borne by Gordon Brothers through December 31, 1996. If the Company has not arranged for the sale of the locations, or in the case of the locations which are leased, the assumption of such leases, by December 31, 1996, Gordon Brothers will continue to operate such locations and the Company may be required to purchase any remaining inventory and resume responsibility for ongoing operating expense. Management is currently negotiating with third-parties for the sale of these locations or the assumption of the leases, and Management believes that the costs related to these transactions have been properly accounted for in the accompanying financial statements.

Note E - Termination of Retiree Health Care Plan
- ------------------------------------------------

In conjunction with the plan of liquidation, the Company terminated its retiree health care plan effective July 18, 1996. As a result, the Company recorded a one-time, non-cash gain of $43.6 million in the quarter ended August 3, 1996. This gain is included in Adjustment to Liquidation Basis in the accompanying Condensed Consolidated Statement of Operations.

Note F - Income Taxes
- ---------------------

Income taxes recoverable represents amounts expected to be received by the utilization of available net operating loss carrybacks. The income tax benefits included in the Condensed Consolidated Statement of Operations represent the estimated taxes recoverable resulting from the loss incurred through August 3, 1996.

                                                                     Form 10-Q
                                                                       Page 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On April 4, 1996, the Company announced that its Board of Directors had approved agreements for the voluntary dissolution of the Company. See Note B to the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS
- ---------------------

Net sales changes in comparison to the comparable periods in the preceding year were a decrease of 15.5% and 5.9% for the three months and six months ended August 3, 1996, respectively. Comparable store sales declined 17.6% and 7.0% for the three months and six months August 3, 1996, respectively. Sales for 1996 were negatively impacted by the closing of the Department Stores on July 15, 1996 and the Clover Stores on July 10, 1996 in connection with the May and Kimco transactions. Sales for the prior year were negatively impacted by a fourteen day public transit strike in the Company's trading area.

                                                                     Form 10-Q
                                                                       Page 11

Costs and expenses as a percentage of sales and the effective tax rates were as follows:

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                     ------------------   -------------------
                                     8/3/96     7/29/95   8/3/96      7/29/95
                                     ------     -------   ------      -------
Cost of sales, including occupancy
 and buying costs                      84.0       78.5      80.7        77.8

Selling and administrative expenses,
 net of finance charges                22.6       21.4      21.4        21.1

Depreciation                            3.7        3.4       3.8         3.6

Interest                                2.0        2.2       2.0         2.2

Provision for doubtful accounts         1.3        1.2       1.2         1.3

Effective tax rate                     22.9       35.5      24.4        35.5

Cost of sales, including occupancy and buying costs, for the three months and six months ended August 3, 1996, reflect significantly greater markdowns taken as a result of the May and Kimco transactions. Selling and administrative expenses net of finance charge income for the three months and six months ended August 3, 1996, reflect an increase due to new stores opened in fiscal 1995 and a reduction in finance charge income due to the sale of customer accounts receivable. Last year's results include $3.2 million of costs incurred in an attempt to acquire six John Wanamaker stores. Depreciation expense increased due to new stores opened in fiscal 1995. The provision for doubtful accounts decreased slightly due to revised credit policies instituted in fiscal 1995. The effective tax rates for the three and six months ended August 3, 1996 decreased since only benefits available through the utilization of net operating loss carrybacks were recognized.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

Operating activities generated cash flows of $23.1 million of cash for the six months ended August 3, 1996, compared to $5.7 million in the prior year. The increase is primarily due to the effects of the sale of Clover merchandise inventories to Gordon Brothers for $64.3 million as described in Note D to the financial statements.

Capital expenditures of $5.7 million for the six months ended August 3, 1996 represent amounts paid for projects started in fiscal 1995. Prior year capital expenditures of $32.3 million included two new Clover stores and a home furnishings store and other renovation projects. Cash used in financing activities resulted from payments on long-term debt and capital lease obligations and payment of cash dividends.

In connection with the Liquidation, the Company entered into a $25 million revolving credit facility. Advances under the facility are to be used solely as a liquidity facility to assist in the settlement of liquidation claims and for working capital purposes. The facility is secured by the Company's pledge of certain shares of its capital stock of The May Department Stores Company as well as other property and assets of the Company. The aggregate liability may not exceed seventy-two percent (72%) of the shares comprising the collateral.

                                                                     Form 10-Q
                                                                       Page 12
                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On July 15, 1996, the Annual Meeting of Shareholders of Strawbridge & Clothier was held. The shareholders approved the voluntary dissolution of the Company in accordance with the following resolution unanimously adopted by the Company's Board of Directors:

    "RESOLVED, that Strawbridge & Clothier be voluntarily dissolved pursuant to the Plan of Reorganization and Liquidation approved by the Board of Directors and in accordance with Subchapter H of Chapter 19 of the Pennsylvania Business Corporation Law of 1988, as amended (the "PBCL"), and Section 368(a) of the Internal Revenue Code of 1986, as amended; provided, however, the Board of Directors may determine to proceed under Section 1975 of the PBCL rather than Subchapter H prior to the time when articles of dissolution are filed in the Pennsylvania Department of State, notwithstanding the adoption by the shareholders of this resolution."

The shareholders also elected the four individuals nominated to the Board of Directors, each for three year terms and approved the designation of Ernst & Young LLP as independent auditors. The number of votes cast for and withheld from the election of each nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

Election of Directors:               For               Withheld
- ----------------------               ---               --------
Issac H. Clothier                 31,210,583          2,621,037
Paul E. Shipley                   31,210,570          2,621,050
Peter S. Strawbridge              30,555,380          3,276,240
Warren W. White                   31,280,263          2,623,357

The number of votes cast for and against, the number of abstentions and the number of broker non-votes in the approval of the voluntary dissolution of the Company is as follows: For, 29,764,965; Against, 3,053,345; Abstain, 39,157; Broker non-votes, 974,153.

The number of votes cast for and against, and the number of abstentions in the approval of the designation of Ernst & Young LLP is as follows: For, 33,676,357; Against, 18,946; Abstain, 136,317. There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits
              --------
              Exhibit 27 - Financial Data Schedule

                                                                     Form 10-Q
                                                                       Page 13

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



                                  STRAWBRIDGE & CLOTHIER
                                  -------------------------------------------
                                  Registrant



Date: September 23, 1996
      ------------------


                                  /s/ Thomas S. Rittenhouse
                                  -------------------------------------------
                                  Thomas S. Rittenhouse
                                  Vice President-Operations,
                                  Administration and Controller