Form 10-Q
period 1996-11-02
STRAWBRIDGE & CLOTHIER
filed 1996-12-17
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 Form 10-Q

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 2, 1996

                                    OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-1308
                                              ------


                          STRAWBRIDGE & CLOTHIER
------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)



     Pennsylvania                                     23-1131660
------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               Number)


     801 Market Street
     Philadelphia, PA                                 19107-3199
------------------------------------------------------------------------------
                                                      (Zip Code)



                              (215) 629-6460
------------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)



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

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at December 12, 1996 is 10,602,196.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at December 12, 1996 is 33,988.

                                                                   Form 10-Q

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
                  ---------------------------------------

                                   INDEX
                                   -----

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
------------------------------                                          ------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statement of net assets in
         liquidation--November 2, 1996                                     3

         Condensed consolidated balance sheet--
         February 3, 1996                                                  4

         Condensed consolidated statements of operations--
         three months and nine months ended November 2, 1996 and
         October 28, 1995                                                  5

         Condensed consolidated statements of cash flows--nine
         months ended November 2, 1996 and October 28, 1995                6

         Condensed consolidated statement of changes in net
         assets in liquidation--three months ended November 2, 1996        6

         Notes to condensed consolidated financial statements              7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10



PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                13
----------

                                                                     Form 10-Q
                                                                       Page  3

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (UNAUDITED)
(in thousands)

                                                                   November 2,
                                                                       1996
                                                                   -----------
ASSETS

  Cash and equivalents                                               $  6,239
  Investment in The May Department Stores Company
    common stock:
      Received at first closing                      $200,733
      Due from May                                     12,213         212,946
                                                     --------
  Income taxes recoverable                                             27,496
  Property, fixtures, and equipment                                     7,025
                                                                     --------
                                                                      253,706

LIABILITIES

  Accounts payable                                                      3,357
  Accrued expenses and other liabilities                               46,302
  Dividends payable                                                     2,922
  Debt and capital lease obligations                                    1,978
  Estimated costs during period of liquidation                          8,988
                                                                     --------
                                                                       63,547
                                                                     --------
NET ASSETS IN LIQUIDATION                                            $190,159
                                                                  ===========

See notes to condensed consolidated financial statements.

                                                                     Form 10-Q
                                                                       Page  4

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
                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                               THREE MONTHS                NINE MONTHS
                                   ENDED                      ENDED
                           ------------------------ ------------------------
                           November 2,  October 28, November 2,  October 28,
                              1996*        1995         1996        1995
                           -----------  ----------- -----------  ------------
Net sales                   $      0     $225,504     $392,714     $642,680
Other income, net of
 other deductions                  0          505        2,915        1,736
Unrealized gain on
 investment in The May
 Department Stores
 Company common stock              0            0       12,075            0
                            --------     --------    ---------     --------
                                   0      226,009      407,704      644,416

Deduct:
 Cost of sales, including
  occupancy and buying
  costs                            0      173,233      316,813      497,863
 Selling and administrative
  expenses, net of finance
  charges                          0       46,461       84,234      134,315
 Depreciation                      0        7,659       14,798       22,541
 Interest                          0        5,363        7,917       14,368
 Provision for doubtful
  accounts                         0        3,716        4,865        9,230
 Adjustment to liquidation
  basis of accounting              0            0       57,906            0
                            --------     --------    ---------     --------
                                   0      236,432      486,533      678,317
                            --------     --------    ---------     --------

Loss before income taxes           0      (10,423)     (78,829)     (33,901)

Income tax benefit                 0       (3,191)     (19,210)     (11,526)
                            --------     --------    ---------     --------

NET LOSS                    $      0     $ (7,232)    $(59,619)    $(22,375)
                            ========     ========    =========     ========

NET LOSS PER SHARE            $    0       $(0.68)      $(5.61)      $(2.13)
                            ========     ========     ========     ========

Cash dividends per share:
 Series A Common Stock        $0.275       $0.275       $0.825       $0.825
                            ========     ========     ========     ========
 Series B Common Stock         $0.25        $0.25        $0.75        $0.75
                            ========     ========     ========     ========
Average shares outstanding    10,636       10,572       10,625       10,511
                            ========     ========     ========     ========

*See accompanying Condensed Consolidated Statement of Changes in Net Assets in Liquidation (Unaudited) for the three months ended November 2, 1996.

See notes to condensed consolidated financial statements.

                                                                     Form 10-Q
                                                                       Page  6

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                        NINE MONTHS ENDED
                                                     ------------------------
                                                     November 2,  October 28,
                                                        1996         1995
                                                     -----------  -----------
NET CASH USED IN OPERATING ACTIVITIES                 $ (6,472)    $(20,763)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
 Net proceeds from sale of property, fixtures
  and equipment                                         35,673            0
 Acquisition of property, fixtures and equipment        (5,731)     (45,000)
 Changes in other assets                                  (403)      (2,061)
                                                      --------     --------
TOTAL                                                   29,539      (47,061)
                                                      --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Payment of long-term debt and capital lease
  obligations                                          (25,331)      (6,838)
 Increase in short-term notes payable                        0       85,000
 Purchase of preferred stock and treasury stock            (22)        (121)
 Proceeds from issuance of common stock                      5          627
 Cash dividends paid                                    (5,733)      (8,455)
                                                      --------     --------
TOTAL                                                  (31,081)      70,213
                                                      --------     --------

CHANGE IN CASH AND EQUIVALENTS                          (8,014)       2,389
Cash and equivalents at beginning of period             14,253        1,575
                                                      --------     --------
CASH AND EQUIVALENTS AT END OF PERIOD                 $  6,239     $  3,964
                                                      ========     ========

See notes to condensed consolidated financial statements.



                 STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                  NET ASSETS IN LIQUIDATION (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                               November 2,
(in thousands)                                                     1996
                                                            ------------------

Net assets in liquidation as of August 4, 1996                   $191,173
Unrealized gain on investment in The May Department
  Stores Company common stock, net of reduction in
  number of shares to be received                                   7,940
Accrued dividends on common stock                                  (2,922)
Net change in estimated costs during period of liquidation         (6,000)
Net change in other assets and liabilities                            (32)
                                                                 --------
Net assets in liquidation as of November 2, 1996                 $190,159
                                                                 ========

See notes to condensed consolidated financial statements.

                                                                     Form 10-Q
                                                                       Page  7

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Reporting
--------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and those related to adopting and applying the liquidation basis of accounting described in Note B) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

The preparation of financial statements in conformity with generally accepted accounting principles for interim financial information and the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Liquidation Basis of Accounting
----------------------------------------

On July 15, 1996, the Company's shareholders approved a Plan of Reorganization and Liquidation involving certain transactions with The May Department Stores Company ("May") and Kimco Realty Corporation ("KIMCO"), and the dissolution of the Company following the sale, liquidation or disposal of all assets not purchased by May or KIMCO and the payment of all liabilities not assumed by May or KIMCO. As a result, the Company changed its basis of accounting to the liquidation basis of accounting as of the close of the second fiscal quarter, August 3, 1996.

As a result of the change in the Company's basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, for all financial statements dated after August 2, 1996, assets have been valued at estimated net realizable value and liabilities have been reflected at their estimated settlement amounts, including estimated costs to be incurred during the period of liquidation.
The valuations of the assets and liabilities are based on management estimates and assumptions as of the date of the financial statements; actual realization of the assets and settlement of liabilities could be higher or lower than the amounts indicated. Estimates used in the liquidation basis of accounting are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and there are a number of important factors that could cause actual results to differ from the estimates including the periods during which the Clover stores will continue to be operated, the ability to obtain substitute tenants, settlement amounts of claims and other liabilities to be paid in the liquidation and the amounts to be received for assets which have not yet been sold.

                                                                     Form 10-Q
                                                                       Page  8

The Company's going concern operations ceased on July 15, 1996. As a result, the condensed consolidated statements of operations for the quarter and nine months ended November 2, 1996 reflect no operating activity subsequent to July 15, 1996. The effect of all financial events and transactions since the adoption of the liquidation basis of accounting have been reflected in the accompanying Condensed Consolidated Statement of Changes in Net Assets in Liquidation. The Condensed Consolidated Statement of Operations for the nine months ended November 2, 1996 reflects operating activity only through August 3, 1996.

Note C - Per Share Data
-----------------------

Loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (employee stock options) have not been considered as the effect would be antidilutive.

Note D - Significant Transactions
---------------------------------

May Agreement
-------------

On April 4, 1996, the Company entered into an agreement for the sale of substantially all of the assets of the Company's Department Store Division in exchange for May stock and the assumption by May of certain Department Store Division liabilities. The Company and May have now agreed that the Company will receive a total of 4,454,224 shares in accordance with the agreement.
The May shares are being carried at market value ($47.75 per share) in the accompanying Consolidated Statement of Net Assets in Liquidation. On July 18, 1996, the Company received 3,570,000 shares at settlement, and an additional 630,000 shares were placed in escrow. The remaining 254,229 shares are due from The May Department Stores Company.

KIMCO Agreement
---------------

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

                                                                     Form 10-Q
                                                                       Page  9

Gordon Brothers Agreements
--------------------------

On July 10, 1996, the Company entered into agreements with Gordon Brothers Partners, Inc. ("Gordon Brothers") for the sale of the inventory at all, and the operation of certain, Clover Stores. In connection with the inventory sale, the Company received $64.3 million in proceeds. The agreements also authorize Gordon Brothers to liquidate the Clover fixtures. Proceeds from such fixture sales occurring thus far have been remitted to the Company, net of deduction of compensation payable to Gordon Brothers.

The Clover stores located in Mercerville, Penrose Plaza and Shore Mall, which were not sold as part of the KIMCO Agreement referred to above, are being operated by Gordon Brothers. Costs to operate these locations are being borne by Gordon Brothers through December 31, 1996. While the Company continues to negotiate the sale of these locations, or in the case of the locations which are leased, the assumption of such leases, under the Gordon Brothers agreement, on January 1, 1997, the Company will repurchase any remaining inventory and will resume responsibility for ongoing operations. Gordon Brothers will continue the operating management of these stores under its agreement with the Company.

Note E - Termination of Retiree Health Care Plan
------------------------------------------------

In conjunction with the plan of liquidation, the Company terminated its retiree health care plan effective July 18, 1996. As a result, the Company recorded a one-time, non-cash gain of $43.6 million in the quarter ended August 3, 1996. This adjustment is included in the Adjustment to Liquidation Basis in the accompanying Condensed Consolidated Statement of Operations.

Note F - Income Taxes
---------------------

Income taxes recoverable represents amounts expected to be received by the utilization of available net operating loss carrybacks. The income tax benefits included in the Condensed Consolidated Statement of Operations for the nine months ended November 2, 1996 represent the estimated taxes recoverable resulting from the Company's activities through November 2, 1996. Subsequent to November 2, 1996, the Company received approximately $4.2 million of the income taxes recoverable.


Note G - Other Events
---------------------

On October 30, 1996, the Board of Directors declared a cash dividend of $0.275 per share on Series A Common Stock and $0.25 per share on Series B Common Stock, payable on November 26, 1996 to shareholders of record on November 12, 1996.

The Company also announced on October 30, 1996 that the Board had decided to postpone a partial distribution of shares of The May Department Stores Company common stock which were received in July. It had previously been stated that the Company intended to make an initial partial distribution promptly after agreement had been reached with May on certain post-closing purchase price adjustments and that this was anticipated to occur by November 22, 1996.

The Company decided to postpone the initial partial distribution of May shares in order to provide more time to acquire substitute tenants or make other arrangements for three Clover stores which were not transferred to Kimco Realty Corporation or Kohl's Department Stores, Inc. as described in Note D.

The Company is hopeful that an initial partial distribution of May shares will be made early in 1997. The Company intends to make a second partial distribution of May shares to its shareholders at the time of the transfer of any remaining assets to a liquidating trust, which will occur by July 18, 1997, and a final distribution of remaining May shares, if any, at the termination of the liquidating trust, which is estimated to occur by July 31, 1999.

                                                                     Form 10-Q
                                                                       Page 10

The Company's present estimate of the total number of May shares to be received for each outstanding Strawbridge & Clothier share is in the range of
0.37 to 0.41.  This is a forward looking statement within the meaning of
Section 21E of the Securities Exchange Act of 1934 and there are a number of important factors that could cause actual results to differ from the estimate including the periods during which the Clover stores will continue to be operated, the ability to obtain substitute tenants, the amount of other liabilities to be paid in the liquidation and the amount to be received for assets which have not yet been sold. Accordingly, there can be no assurance that the estimated range will actually reflect the amount of May shares which the shareholders will be entitled to receive. The Company had estimated in the proxy statement which was sent to shareholders in June a range of 0.41 to
0.45 of a May share for each outstanding Strawbridge & Clothier share.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On April 4, 1996, the Company announced that its Board of Directors had approved agreements for the voluntary dissolution of the Company. See Note B to the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

As a result of the May and KIMCO agreements (see Notes B and D to the accompanying condensed consolidated financial statements) and the related planned dissolution of the Company, the Company's going concern operations ceased on July 15, 1996. As a result, the financial statements for the third fiscal quarter ended November 2, 1996 reflect no operating activity. The results of operations for the nine months ended November 2, 1996 reflect activity only through the end of the Company's second fiscal quarter, August 3, 1996.

Net sales in comparison to the prior nine month period decreased 38.9%. The vast majority of this decrease is the result of the July 15, 1996 termination of the Company's going concern operations. Comparable period net sales through July 15, 1996 declined 5.9%, while comparable store sales declined 7.0% during the same period. Current year net sales during this period were negatively impacted by the closing of the department stores on July 15, 1996 and the Clover stores on July 10, 1996 in connection with the May and KIMCO transactions.

                                                                     Form 10-Q
                                                                       Page 11

Costs and expenses as a percentage of sales and the effective tax rates were as follows:

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                     ------------------   -------------------
                                     11/2/96   10/28/95   11/2/96    10/28/95
                                     -------   --------   -------    --------
Cost of sales, including occupancy
 and buying costs                         0       76.8      80.7        77.5

Selling and administrative expenses,
 net of finance charges                   0       20.6     21.4         19.2

Depreciation                              0        3.4      3.8          3.2

Interest                                  0        2.4      2.0          2.2

Provision for doubtful accounts           0        1.6      1.2          1.1

Effective tax rate                        0       30.6     24.4         33.4

Cost of sales, including occupancy and buying costs, for the operating period through July 15, 1996, reflect significantly greater markdowns as a result of the May and KIMCO transactions. Selling and administrative expenses net of finance charge income for this period reflect an increase due to new stores opened in fiscal 1995 and a reduction in finance charge income due to the sale of customer accounts receivable. Last year's results include $3.2 million of costs incurred in an attempt to acquire six John Wanamaker stores. Depreciation expense increased due to new stores opened in fiscal 1995. The effective tax rate for the nine month period ended November 2, 1996 decreased since only benefits available through the utilization of net operating loss carrybacks were recognized.

Payments made during the three months ended November 2, 1996 consisted primarily of the payoff of certain Clover mortgages in connection with the Kimco settlement, negotiated settlements on the early termination of certain operating contracts, and wages and benefits for the Company's wind-down team personnel.

The estimated costs during the period of liquidation increased $6,000,000. This increase represents an estimate for operating losses of the three Clover locations after January 1, 1997, the date the Company resumes responsibility for ongoing operations (see Note D to the accompanying condensed consolidated financial statements).

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Company activities resulted in the use of cash of $6.5 million during the nine month period ended November 2, 1996, compared to the use of $20.8 million in the prior year nine month period. The decrease is primarily due to the effects of the sale of Clover merchandise inventories to Gordon Brothers for $64.3 million as described in Note D to the financial statements.

                                                                     Form 10-Q
                                                                       Page 12

Cash proceeds of $35.7 million were principally derived from the sale of 23 Clover stores. Capital expenditures of $5.7 million represent amounts paid for projects started in fiscal 1995. Prior year capital expenditures of $45 million included two new Clover stores and a home furnishings store and other renovation projects. Cash used in financing activities resulted from payments on long-term debt and capital lease obligations and payment of cash dividends.

In connection with the Liquidation, the Company entered into a $25 million revolving credit facility. Advances under the facility are to be used solely as a liquidity facility to assist in the settlement of liquidation claims and for working capital purposes. The facility is secured by the Company's pledge of certain shares of its capital stock of The May Department Stores Company as well as other property and assets of the Company. The aggregate liability may not exceed seventy-two percent (72%) of the market value of the shares comprising the collateral. The Company borrowed $3.0 million under this facility in November, 1996 and anticipates continued borrowings until receipt of expected income tax refunds prior to liquidation.

The Company believes that anticipated income tax refunds and proceeds from the sale of remaining fixtures and equipment, supplemented by the outstanding credit facility to be paid down by the sale of equivalent May shares, will be sufficient to meet the Company's financial obligations through liquidation. This is a forward looking statement within the meaning of Section 21E of the Securities Exchange Act of 1934 and there are a number of important factors that could cause actual results to differ from the estimate including the periods during which the Clover stores will continue to be operated, the ability to obtain substitute tenants, the settlement amounts of claims and other liabilities to be paid in the liquidation and the amount to be received for assets which have not yet been sold.

                                                                     Form 10-Q
                                                                       Page 13
                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits
              --------
              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------
              Form 8-K dated October 30, 1996 filed with the Securities and Exchange Commission on October 31, 1996 regarding declaration of cash dividend and delay in initial distribution of May shares


                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  STRAWBRIDGE & CLOTHIER
                                  -------------------------------------------
                                  Registrant



Date: December 16, 1996
      ------------------


                                  /s/ Thomas S. Rittenhouse
                                  -------------------------------------------
                                  Thomas S. Rittenhouse
                                  Vice President-Operations,
                                  Administration and Controller