Form 10-K
period 1997-02-01
STRAWBRIDGE & CLOTHIER
filed 1997-05-19
CIK 94855

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

               FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997
                                         ----------------

                                     or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO ___________


                   Commission File Number    0-1308
                                          ------------


                         STRAWBRIDGE & CLOTHIER
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)



               Pennsylvania                       23-1131660
     -------------------------------          -------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)



            801 Market Street
        Philadelphia, Pennsylvania                19107-3199
 ----------------------------------------     -------------------
 (Address of principal executive offices)         (Zip Code)



   Registrant's telephone number, including area code (215) 629-6460
                                                      --------------


      Securities registered pursuant to Section 12(b) of the Act:

     Title of each class Name of each exchange on which registered
                 None                              None
     -----------------------------     ----------------------------


      Securities registered pursuant to Section 12(g) of the Act:


             Series A Common Stock, par value $1 per share
           -------------------------------------------------
                            (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES / X /    NO /   /

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  YES / X /    NO /   /

The aggregate market value of the Series A Common Stock and the Series B Common Stock, par value $1 per share, of the registrant held by nonaffiliates of the registrant as of April 30, 1997 was $154,158,584.

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at April 30, 1997 was 10,602,196. The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at April 30, 1997 was 33,988.



                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------

Portions of the 1996 Annual Report to shareholders are incorporated by reference in Part II.

                                 PART I
                                 ------

Item 1.  Business.
         ---------

         Strawbridge & Clothier (the "Company") is a Pennsylvania corporation. Prior to July 18, 1996, the Company operated 13 department stores under the Strawbridge & Clothier name, 26 discount stores under the Clover name in Pennsylvania, New Jersey and Delaware, and one Home Furnishings store in northern Delaware. The Company is the successor to a business begun in 1868.

         On April 4, 1996, the Board of Directors of the Company adopted a resolution providing for the voluntary dissolution of the Company in accordance with a Plan of Reorganization and Liquidation (the "Plan of Liquidation") to be effected pursuant to the asset disposition transactions described below. The shareholders of the Company approved the voluntary dissolution of the Company in accordance with the Plan of Liquidation on July 15, 1996.

         On July 18, 1996, the Company completed the closing pursuant to an asset purchase agreement with The May Department Stores Company ("May") for the sale of substantially all of the assets of the Company's Department Store Division in exchange for May stock and the assumption by May of certain Department Store Division liabilities. The Company received a total of 4,454,229 shares of May common stock in accordance with the agreement.

         On August 28, 1996, the Company completed the sale of 23 of the Company's 26 Clover stores to Kimco Realty Corporation ("Kimco"), Kohl's Department Stores, Inc. ("Kohl's"), VC Retailers, Inc., and National Wholesale Liquidators of Philadelphia, Inc. for approximately $35.5 million. At closing, approximately $12.0 million of the Company's applicable mortgage notes, accrued interest, and closing costs were paid, and the Company received approximately $19.0 million in cash. An additional approximately $4.5 million was placed into a claims administration trust account.

         On July 10, 1996, the Company entered into agreements with Gordon Brothers Partners, Inc. ("Gordon Brothers") for the sale of the inventory of all, and the operation of certain, Clover stores. In connection with the inventory sale, the Company received approximately $63.4 million in proceeds. The agreements also authorized Gordon Brothers to liquidate the Clover fixtures. Proceeds from such fixture sales occurring thus far have been remitted to the Company, net of deduction of compensation payable to Gordon Brothers.

         From August 4, 1996 through February 1, 1997, the Company, through an operating agreement with Gordon Brothers, operated three Clover stores located in Penrose Plaza, Mercerville and Shore Mall, which were not sold as part of the Kimco and Kohl's transaction referred to above. On January 2, 1997, the Company repurchased the remaining inventory and resumed responsibility for ongoing operations. The Company completed sale of the Penrose Plaza store in February 1997, and closed the store on May 1, 1997 after a liquidation sale. The Company is continuing to operate the Clover stores at Mercerville and Shore Mall and is trying to line up substitute tenants or make other arrangements for these two remaining stores. Gordon Brothers is continuing the operating management of these stores under its agreement with the Company. The Company has commenced a going out of business sale at Mercerville.

         As of May 1, 1997, the Company had 118 full time employees.

         The Company is in the process of completing the voluntary dissolution of the Company pursuant to the Plan of Reorganization and Liquidation. The Company is disposing of certain of its remaining assets and satisfying remaining liabilities and is continuing to operate its Clover stores at Mercerville and Shore Mall. As a final step in the liquidation, the Company will transfer any remaining assets, including a portion of its May shares, to a liquidating trust. Such transfer to the liquidating trust will occur by July
18, 1997. The liquidating trust will succeed to all of the then remaining assets of the Company including a portion of its May shares as a contingency reserve, and any liabilities of the Company. The sole purpose of the liquidating trust will be to liquidate on terms satisfactory to the liquidating trustees and to distribute any assets in the trust after paying any remaining liabilities. The shareholders of the Company at the time of the establishment of the liquidating trust will be the beneficiaries of any distributions from the liquidating trust. The liquidating trust will terminate upon the complete distribution of the liquidating trust's assets.

         The Company intends to make a substantial initial partial distribution of May shares to its shareholders on or before the time of the transfer of any remaining assets to a liquidating trust, which will occur by July 18, 1997. A final distribution of remaining May shares, if any, will be made at the termination of the liquidating trust, which is estimated to occur by July 1999.

Item 2.  Properties.
         -----------

         As of May 1, 1997, the Company continues to lease two Clover store properties at Mercerville in Mercer County, New Jersey and at Shore Mall in Atlantic County, New Jersey, each of which is approximately 86,000 square feet. The Company also owns 85.5 acres of undeveloped land in Hopewell Township, New Jersey.

Item 3.  Legal Proceedings.
         ------------------

         In connection with its voluntary dissolution, the Company, as required by Pennsylvania Business Corporation Law ("PBCL"), notified all known entities having claims against the Company and also served public notice of its planned dissolution. These notices requested entities to provide sufficient detail to enable the Company to evaluate the substance of any claims against the Company. To the extent the Company rejected any claims in accordance with PBCL, such claim is permanently barred unless the claimant whose claim was rejected had commenced an action within 90 days of the Company's mailing of the rejection notice.

         The Company has been named as a defendant in several actions related to its dissolution. In one of those actions, the Company's Directors were also named as defendants. In another action, the plaintiffs seek to enjoin the distribution of May shares to the Company s shareholders. While management believes that these actions are without merit and that adequate accruals have been established in the accompanying consolidated financial statements to provide for any costs that may be incurred with respect to these contingencies, there can be no assurance as to the time of payment or that the ultimate settlement of these claims will not be higher or lower than the amounts recorded.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         This item is not applicable because there were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

Executive Officers of the Registrant.
-------------------------------------
                                                                      Office
                                                                      Held
Name                             Age  Office(1)                       Since(2)
----                             ---  ---------                       --------
Francis R. Strawbridge, III(3)   59   Chairman of the Board             1984
Peter S. Strawbridge(3)          58   President                         1979
Warren W. White                  65   Executive Vice President          1979

                                                                      Office
                                                                      Held
Name                             Age  Office(1)                       Since(2)
----                             ---  ---------                       --------
Steven L. Strawbridge(3)         53   Vice President, Treasurer and
                                         Secretary                      1982
Ronald B. Avellino               58   Vice President                    1987
Alexander B. Jervis              53   Vice President                    1992
Thomas S. Rittenhouse            55   Vice President                    1978
David W. Strawbridge(3)          57   Vice President                    1978

__________

(1) Each executive officer has been employed by the Company as an executive officer for at least the past five years.

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

                                PART II
                                -------

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.
         -----------------------------------------------------

         The Company's Series A Common Stock is traded on the Nasdaq National Market. There is no trading market for Series B Common Stock but it is readily convertible at any time into Series A Common Stock on a share-for-share basis. The following table indicates the range of high and low price quotations for the Series A Common Stock by quarter during the last two fiscal years, as obtained through Nasdaq and the quarterly cash dividends per common share.

                                             Cash Dividends Per Share
                                           -----------------------------
                 Range of High and Low
                    Price Quotations          Series A        Series B
           ------------------------------  --------------   ------------
Fiscal
Quarter      1996            1995            1996    1995    1996   1995
--------
First. .   $17.75  $28.25  $19.00  $22.75  $0.275  $0.275   $0.25  $0.25
Second .    15.25   18.75   18.50   21.50   0.275   0.275    0.25   0.25
Third. .    16.75   20.88   14.13   19.75   0.275   0.275    0.25   0.25
Fourth .    14.50   17.75   18.00   25.25       -   0.275       -   0.25


Item 6.  Selected Financial Data.
         ------------------------

         The following table sets forth, for the periods and dates indicated, selected financial data derived from the financial statements of the Company. This data should be read in conjunction with the financial statements of the Company and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                      FIVE-YEAR FINANCIAL SUMMARY
             (amounts in thousands, except per share data)

                         1996(1)    1995(2)      1994        1993       1992
                        --------   --------   ----------   --------   --------
OPERATING RESULTS
Net Sales ..............$392,714   $980,598   $1,003,524   $984,615   $967,794
Cost of Sales .......... 316,813    746,473      745,251    733,901    718,582
Interest Expense .......   7,917     18,964       19,551     20,909     21,446
Earnings (Loss) Before
 Income Taxes and
 Cumulative
 Effect of Accounting
 Changes................ (67,684)   (13,285)      30,090     26,829     27,189
Income Taxes (Benefit).. (19,210)    (4,498)      10,058      9,102      9,169
Earnings (Loss) Before
 Cumulative Effect of
 Accounting Changes..... (48,474)    (8,787)      20,032     17,727     18,020
Net Earnings (Loss)..... (48,474)    (8,787)      20,032     17,727      1,170(4)

OTHER OPERATING DATA
Depreciation............$ 14,798   $ 31,300   $   29,587   $ 28,829   $ 28,322

DIVIDENDS
Cash Dividends on
 Common Stock...........$  8,655   $ 11,295   $   11,147   $ 10,963   $ 10,502
Stock Dividends on
 Common Stock...........      --         --           --         3%         3%

PER SHARE OF COMMON STOCK(3)
Earnings (Loss) Before
 Cumulative Effect of
 of Accounting Changes..$  (4.56)  $   (.83)  $     1.92   $   1.71   $   1.76
Net Earnings (Loss).....   (4.56)      (.83)        1.92       1.71        .11(4)
Cash Dividends on
 Series A Common Stock..     .83       1.10         1.10       1.09       1.07
Cash Dividends on
 Series B Common Stock..     .75       1.00         1.00        .99        .96
Book Value..............   16.51      23.09        25.08      24.28      23.68

------------

(1) Operating results, other operating data and earnings per share reflect amounts for the 26 week period through August 3, 1996, the close of the Company's second fiscal quarter, the date on which the Company began reporting on the liquidation basis of accounting. Cash dividends, cash dividends per share, book value and financial data are as of or for the year ended February 1, 1997.

(2) 53-week fiscal year.

(3) Weighted average shares outstanding were: 1996--10,619; 1995--10,531; 1994--10,426; 1993--10,324; 1992--10,216.

(4) Includes cumulative effect adjustments relating to accounting changes for income taxes ($9,750 benefit; $.95 per share) and retiree health care benefits ($26,600 charge; $2.60 per share) and reduced cost of sales of $3,948 as a result of a change in LIFO accounting method, resulting in an after-tax benefit of $2,606 or $.26 per share.

FINANCIAL DATA
Working Capital.........$    N/A   $119,532   $  201,464   $209,581   $212,514
Property, Fixtures and
 Equipment--Net.........   5,075    329,392      308,161    300,368    307,158
Total Assets............ 239,091    575,814      639,792    663,052    653,939
Long-Term Debt..........     N/A    129,358      161,442    162,254    171,617
Capital Lease
 Obligations............   1,931     35,739       40,848     43,554     52,030
Redeemable Preferred
 Stock..................      --         --          116        296        474
Shareholders' Equity....     N/A    245,059      262,352    252,202    242,839
Net Assets in
 Liquidation............ 175,639         --           --         --         --
Number of Common
 Shares Outstanding.....  10,636     10,614       10,462     10,386      9,957
Square Feet of
 Store Space............     255      6,007        5,744      5,744      5,744


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------

         The information appearing in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of
Operations" from the portions of the Company's 1996 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

         The information appearing in the sections captioned "Report of Ernst & Young LLP, Independent Auditors", "Consolidated Statement of Net Assets in Liquidation," "Consolidated Statement of Changes in Net Assets in Liquidation," "Consolidated Balance Sheet," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements," from the portions of the Company's 1996 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

         This item is not applicable.

                                PART III

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

Directors of the Registrant
---------------------------

                                                                      DIRECTOR
NAME                           PRINCIPAL OCCUPATION              AGE   SINCE
-----------------------------  --------------------------------  ---  --------
Jennifer S. Braxton .........  Retired ........................  34     1994
Isaac H. Clothier, IV .......  Attorney .......................  64     1975
Thomas B. Harvey, Jr. .......  Attorney .......................  61     1988
Paul E. Shipley .............  Retired ........................  67     1988
David W. Strawbridge ........  Vice President..................  57     1971
Francis R. Strawbridge, III..  Chairman of the Board ..........  59     1968
Peter S. Strawbridge ........  President ......................  58     1968
Steven L. Strawbridge .......  Vice President, Treasurer and
                                  Secretary ...................  53     1975
Natalie B. Weintraub ........  Retired ........................  68     1994
Warren W. White .............  Executive Vice President .......  65     1981


         Each of the directors indicated above as being employed by the Company has been so employed during the past five years. Ms. Braxton was an Assistant Advertising Director for more than five years before July 1996. Mr. Harvey is an attorney and has been in practice since 1963. Until her retirement from the Company in 1994, Mrs. Weintraub was Vice President and General Merchandise Manager, Department Stores since 1976. Mr. Clothier has been a partner of Dechert, Price & Rhoads since 1966. Mr. Shipley retired in 1993 as a Vice President of Wilmington Trust Company, where he was employed since 1972, and he continues to be active in civic and community affairs.

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

                       SUMMARY COMPENSATION TABLE

                                                                  LONG-
                                                                  TERM
                                                                  COMPEN-
                                        ANNUAL COMPENSATION       SATION
                                   -----------------------------  -------
                                                                  SECUR-
                                                          OTHER   ITIES    ALL
                                                          ANNUAL  UNDER-   OTHER
NAME AND                                                  COMPEN- LYING    COMPEN-
PRINCIPAL POSITION           YEAR   SALARY      BONUS     SATION  OPTIONS  SATION(1)
---------------------------- ----  --------     -----     ------  -------  ---------
Peter S. Strawbridge........ 1996  $340,000      $0         $0       0     $21,500
 President and Co-Chief      1995  $340,000      $0         $0       0     $ 1,219
 Executive Officer           1994  $310,000      $0         $0       0     $ 1,780

Francis R. Strawbridge, III. 1996  $340,000      $0         $0       0     $52,000
 Chairman of the Board       1995  $340,000      $0         $0       0     $ 1,108
 and Co-Chief Executive      1994  $300,000      $0         $0       0     $ 1,892
 Officer

Thomas S. Rittenhouse....... 1996  $190,000  $134,000(2)    $0       0     $33,049
 Vice President              1995  $180,000      $0         $0       0     $   N/A
                             1994  $170,000      $0         $0       0     $   N/A

Warren W. White............. 1996  $300,000      $0         $0       0     $18,075
 Executive Vice President    1995  $300,000      $0         $0       0     $   921
                             1994  $275,000      $0         $0       0     $ 2,079

Robert G. Muskas(3)......... 1996  $205,000      $0         $0       0     $ 1,281
 Executive Vice President    1995  $192,500      $0         $0       0     $ 1,000
                             1994  $180,000      $0         $0       0     $ 2,000

------------

(1) Amounts contributed or accrued by the Company under the Company's 401(k) Retirement Savings Plan, which was terminated in June 1996, except for 1996 amounts paid for accrued vacation to P.S. Strawbridge ($19,800), F.R. Strawbridge ($50,300), T.S. Rittenhouse ($31,400) and W.W. White ($16,200).

(2) Amount paid as wind down bonus for services during dissolution of the Company.

(3) Ceased being an executive officer in July 1996.


EMPLOYMENT AGREEMENTS AND CONSULTING ARRANGEMENT

         Each of the eight remaining executive officers of the Company has an employment contract with the Company terminable by either party triannually, which establishes the employee's basic annual rate of compensation, subject to periodic increases and bonuses.

STOCK OPTIONS

         There were no stock options granted in fiscal year 1996 to the executive officers named in the Summary Compensation Table.

         Set forth in the table below is information concerning stock options exercised during the fiscal year ended February 1, 1997 and the value of stock options held at the end of the fiscal year ended February 1, 1997 by executive officers named in the Summary Compensation Table.

                     AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED     IN-THE-MONEY
                                                  OPTIONS AT FY-END     OPTIONS AT FY-END
                                                 --------------------  --------------------
                              SHARES
                           ACQUIRED ON   VALUE   EXERCIS-  UNEXERCIS-  EXERCIS-  UNEXERCIS-
NAME                         EXERCISE   REALIZED   ABLE      ABLE        ABLE      ABLE
----                       -----------  -------- --------  ----------  --------  ----------
Peter S. Strawbridge             0        $0      21,218      0           $0       N/A
Francis R. Strawbridge, III      0         0      21,218      0            0       N/A
Thomas S. Rittenhouse            0         0       5,304      0            0       N/A
Warren W. White                  0         0      10,609      0            0       N/A
Robert G. Muskas                 0         0       8,401      0            0       N/A



Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         The following table sets forth the shareholdings as of April 30, 1997 of persons owning beneficially more than 5% of the outstanding shares of Series A Common Stock of the Company, the directors, certain executive officers and all executive officers and directors as a group.


                                               AMOUNT OWNED BENEFICIALLY
                                    ----------------------------------------------
                                                       SERIES A
                                                     COMMON STOCK
                                    ----------------------------------------------
                                    SOLE         SHARED                  PERCENT
                                    VOTING       VOTING                  OF
                                    AND          OR                      SERIES A
                                    INVESTMENT   INVESTMENT              COMMON
NAME OF BENEFICIAL OWNER            POWER        POWER        TOTAL      STOCK(1)
------------------------            ----------   ----------   -------    ---------
MORE THAN 5% HOLDERS
                                                    (3)(4)
Estate of G. Stockton Strawbridge... 64,648        655,638      720,286   6.8%
  c/o Francis J. Mirabello
  Morgan, Lewis & Bockius LLP
  2000 One Logan Square
  Philadelphia, PA  19103-6993

                                                    (3)(6)
PNC Bank, National.................. 56,448        862,941      919,389   8.7
 Association(5)
 Broad and Chestnut Streets
 Philadelphia, PA 19101


Farallon Partners, L.L.C.(7)........             2,327,700    2,327,700  22.0
 One Maritime Plaza, Suite 1325
 San Francisco, CA  94111

                                                       (3)
Peter S. Strawbridge................ 18,233        659,453      677,686   6.4
 8060 Goshen Road
 Newtown Square, PA  19073


DIRECTORS

Jennifer S. Braxton.................    102                         102
                                                       (6)
Isaac H. Clothier, IV...............116,180        109,076      225,256   7.1
                                                       (8)
Thomas B. Harvey, Jr. .............. 30,292        136,000      166,292   1.6
                                                       (2)
Paul E. Shipley..................... 79,307        211,557      290,864   2.11

David W. Strawbridge................ 29,908                      29,908
                                                       (8)
Francis R. Strawbridge, III......... 33,946        219,701      253,647   2.4
                                                       (3)
Peter S. Strawbridge ............... 18,233        659,453      677,686   6.4
                                                       (2)
Steven L. Strawbridge .............. 22,860        211,001      233,861

Natalie B. Weintraub................  1,896                       1,896

Warren W. White.....................  7,288                       7,288



CERTAIN EXECUTIVE OFFICERS

Robert G. Muskas....................  1,497                       1,497

Thomas S. Rittenhouse...............  2,521                       2,521

All executive officers and
   directors as a group
   (13 persons).....................365,784      1,209,787    1,575,571  14.9



(1) Percentages of less than 1% are not shown. There were 10,602,196 shares of Series A Common Stock outstanding on April 30, 1997.

(2) Includes 211,001 shares as to which P.E. Shipley and S.L.
    Strawbridge share voting and investment power.

(3) Includes 655,441 shares as to which the estate of G.S. Strawbridge, P.S. Strawbridge and PNC Bank, National Association share voting and investment power.

(5) The information relating to this person is presented in reliance upon information set forth in a Schedule 13G filed with the Securities and Exchange Commission reporting as of December 31, 1996. Does not include any shares held by the bank in purely custodial accounts.

(6) Includes 94,302 shares as to which I.H. Clothier, IV and PNC Bank, National Association share voting and investment power.

(7) The information relating to this person is presented in reliance upon information set forth in a Schedule 13D filed with the Securities and Exchange Commission reporting as of April 29, 1997. Includes shares owned beneficially by the following: Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Tinicum Partners, L.P., Farallon Capital Management, L.L.C., Farallon Capital Partners, L.L.C., Enrique H. Boilini, David I. Cohen, Joseph F. Downes, Fleur
    E. Fairman, Jason M. Fish, Andrew B. Fremder, William F. Mellin, Stephen L. Millham, Meridee A. Moore and Thomas F. Steyer.

(8) Includes 136,000 shares as to which F.R. Strawbridge, III and T.B. Harvey, Jr. share voting and investment power with another co-trustee.

The numbers shown exclude shares of Series A Common Stock which the individual or members of the group have the right to acquire within 60 days upon the exercise of stock options, as follows: F.R. Strawbridge, III, 21,218 shares; S.L. Strawbridge, 10,609 shares; D.W. Strawbridge, 10,609 shares; P.S. Strawbridge, 21,218 shares; W.W. White, 10,609 shares; R.G. Muskas, 8,401 shares; T.S. Rittenhouse, 5,304 shares; and all executive officers and directors as a group (13 persons) a total of 95,527 shares. In computing the percent of each series owned by an individual or the group, the number of shares subject to options held by the individual or the group are deemed outstanding.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

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

         (c)  Exhibits.
              ---------
         (2.1) Asset Purchase Agreement, dated April 4, 1996, between the Company and The May Department Stores Company, as filed as Exhibit 2.1 to Form 10-K for the fiscal year ended February 3, 1996, is incorporated herein by reference.

         (2.2) Plan of Reorganization and Liquidation of Strawbridge & Clothier, as filed as Exhibit 2.1 to Form S-4 No. 333-05527 of The May Department Stores Company, is incorporated herein by reference.

         (2.3) Asset Purchase Agreement, dated May 3, 1996, between the Company and Kimco Realty Corporation, as filed as Exhibit
                  2.3 to Form S-4 No. 333-05527 of The May Department Stores Company, is incorporated herein by reference.

         (3)(i) Restated Articles of the Company filed on July 28, 1995 with the Department of State of the Commonwealth of Pennsylvania, as filed as Exhibit 3(i) to Form 10-K for the fiscal year ended February 3, 1996, are incorporated herein by reference.

         (ii) By-Laws, effective October 1, 1989, as filed as Exhibit 3(b) to Form 10-K for the fiscal year ended February 3, 1990, are incorporated herein by reference.

         (10.1) 1991 Stock Option Plan of Strawbridge & Clothier, as filed as Exhibit 10(c) to Form 10-K for the fiscal year ended February 1, 1992, is incorporated herein by reference.(**)

         (10.2) Form of Employment Agreement for executive officers of the Company as filed as Exhibit 10.4.1 to Form 10-K for the fiscal year ended January 30, 1993, is incorporated herein by reference.(**)

         (10.3) Form of Supplemental Agreement for the executive officers of the Company, as filed as Exhibit 10.4.3 to Form 10-K for the fiscal year ended February 3, 1996, is incorporated herein by reference.(**)

         (10.4) Form of Supplemental Employment Agreement to Employment Agreement for the executive officers of the Company, as filed as Exhibit 10.4.4 to Form 10-K for the fiscal year ended February 3, 1996, is incorporated herein by reference.(**)

         (10.5) Strawbridge & Clothier Separation Pay Plan dated as of February 26, 1996, as filed as Exhibit 10.4.5 to Form 10-K for the fiscal year ended February 3, 1996, is incorporated herein by reference.(**)

         (13) Portions of the 1996 Annual Report to Shareholders, included as part of this Report.

         (23)     Consent of Ernst & Young LLP.

         (27)     Financial Data Schedule.

------------

(**) Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit.

                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STRAWBRIDGE & CLOTHIER
                                   (Registrant)


                                   By /s/Francis R. Strawbridge, III
                                      ------------------------------
                                         Francis R. Strawbridge, III
                                         Chairman of the Board

Dated:  May 19, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/Francis R. Strawbridge, III                       May 19, 1997
---------------------------------------------
   Francis R. Strawbridge, III
      Director and Chairman of the Board (co-
      principal executive officer)

/s/Peter S. Strawbridge                              May 19, 1997
---------------------------------------------
   Peter S. Strawbridge
      Director and President
      (co-principal executive officer)

/s/Warren W. White                                   May 19, 1997
---------------------------------------------
   Warren W. White
      Director

/s/Steven L. Strawbridge                             May 19, 1997
---------------------------------------------
   Steven L. Strawbridge
      Director

/s/David W. Strawbridge                              May 19, 1997
---------------------------------------------
   David W. Strawbridge
      Director

/s/Thomas S. Rittenhouse                             May 19, 1997
---------------------------------------------
   Thomas S. Rittenhouse
      Vice President
      (principal financial and
      accounting officer)

/s/Jennifer S. Braxton                               May 19, 1997
---------------------------------------------
   Jennifer S. Braxton
      Director

/s/Isaac H. Clothier, IV                             May 19, 1997
---------------------------------------------
   Isaac H. Clothier, IV
      Director

/s/Thomas B. Harvey, Jr.                             May 19, 1997
---------------------------------------------
   Thomas B. Harvey, Jr.
      Director

/s/Paul E. Shipley                                   May 19, 1997
---------------------------------------------
   Paul E. Shipley
      Director

/s/Natalie B. Weintraub                              May 19, 1997
---------------------------------------------
   Natalie B. Weintraub
     Director

                   FORM 10-K -- ITEM 14(a)(1) and (2)

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                         STRAWBRIDGE & CLOTHIER


The following consolidated financial statements of Strawbridge &
Clothier and subsidiaries and the report of independent auditors thereon, included in the 1996 Annual Report to Shareholders, are incorporated by reference in Item 8:

         Consolidated Statement of Net Assets in Liquidation - February 1,
         1997.

         Consolidated Statement of Changes in Net Assets in Liquidation
         - August 4, 1996 through February 1, 1997.

         Consolidated Balance Sheet - February 3, 1996.

         Consolidated Statements of Shareholders' Equity - February 4, 1996 through August 3, 1996 and Fiscal years ended February 3, 1996, and January 28, 1995.

         Consolidated Statements of Operations - February 4, 1996 through August 3, 1996 and Fiscal years ended February 3, 1996, and January 28, 1995.

         Consolidated Statements of Cash Flows - February 4, 1996 through August 3, 1996 and Fiscal years ended February 3, 1996, and January 28, 1995.

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

                             Exhibit Index
                             -------------

Exhibit No.                                                       Page No.
-----------                                                       --------
   (13) Portions of the 1996 Annual Report to Shareholders, included as part of this Report.

   (23)     Consent of Ernst & Young LLP.

   (27)     Financial Data Schedule.

                STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (in thousands)


------------------------------------------------------------------------------
COL. A             COL. B              COL. C            COL. D     COL.  E
------------------------------------------------------------------------------
                 |            |       ADDITIONS        |            |
                 |            |------------------------|            |
                 |            |(1) Charged |(2) Charged|            |
                 | Balance at |to Costs    |to Other   |            |Balance
                 | Beginning  |and         |Accounts - | Deductions |at End of
DESCRIPTION      | of Period  |Expenses    |Describe   | - Describe |Period
------------------------------------------------------------------------------
February 4, 1996
to August 3, 1996:
------------------
Reserves and
allowances
deducted from
asset accounts:
Allowance for
doubtful accounts  $1,940      $ 4,865      $  -0-     $  6,805(1)(4)  $  -0-
                   ======      =======      ======     ========        ======

Fiscal year ended
February 3, 1996:
-----------------
Reserves and
allowances de-
ducted from asset
accounts:
Allowance for
doubtful accounts  $5,544      $14,177      $  -0-     $17,781(1)(2)   $1,940
                   ======      =======      ======     ========        ======

Fiscal year ended
January 28, 1995:
-----------------
Reserves and
allowances de-
ducted from asset
accounts:
Allowance for
doubtful accounts  $5,000      $10,281      $  -0-     $ 9,737(1)(3)   $5,544
                   ======      =======      ======     ========        ======


(1) Accounts written off during year, net of recoveries.
(2) Includes $7,560 reclassified to accrued expenses to provide for estimated recourse obligations on accounts receivable sold.
(3) Includes $1,756 reclassified to accrued expenses to provide for estimated recourse obligations on accounts receivable sold.
(4) Elimination of reserve in connection with Plan of Reorganization and Liquidation and related sale of accounts receivable to the May Department Stores Company.