Form 10-Q
period 1997-05-03
STRAWBRIDGE & CLOTHIER
filed 1997-06-23
CIK 94855

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 Form 10-Q

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended May 3, 1997

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



                              (215) 629-6775
------------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES / X /  NO /   /.

The number of shares of Series A Common Stock, par value $1 per share, of the registrant outstanding at June 18, 1997 is 10,605,099.

The number of shares of Series B Common Stock, par value $1 per share, of the registrant outstanding at June 18, 1997 is 31,085.

                                                                     Form 10-Q

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
                  ---------------------------------------

                                   INDEX
                                   -----

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
------------------------------                                          ------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated statements of net assets in
         liquidation--May 3, 1997 and February 1, 1997                     3

         Condensed consolidated statement of changes in
         net assets in liquidation--three months ended
         May 3, 1997                                                       4

         Condensed consolidated statement of operations--
         three months ended May 4, 1996                                    5

         Condensed consolidated statement of cash flows--three
         months ended May 4, 1996                                          6

         Notes to condensed consolidated financial statements              7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12


PART II.  OTHER INFORMATION
---------------------------                                               14

Item 1.  Legal Proceedings                                                14

Item 6.  Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                14
----------

                                                                     Form 10-Q
                                                                        Page 3



                  Strawbridge & Clothier and Subsidiaries

                    Condensed Consolidated Statements of
                    Net Assets in Liquidation (Unaudited)
(in thousands)


                                                    May 3,    February 1,
                                                     1997        1997
ASSETS                                            --------    -----------

Cash and cash equivalents                         $  4,074     $     --
Restricted cash                                      5,148        5,078
Investment in The May Department Stores
   Company common stock                            208,936      198,350
Merchandise inventories                              4,708        5,505
Taxes recoverable                                      308       22,996
Property, fixtures, and equipment                    3,750        5,075
Other assets                                         1,908        2,087
                                                  --------     --------
                                                   228,832      239,091

LIABILITIES

Outstanding checks in excess of bank balances           --          238
Accounts payable                                       173          874
Accrued expenses                                    13,379       16,462
Debt and capital lease obligations                   1,895       14,131
Estimated costs during period of liquidation         5,564        8,047
Other liabilities                                   22,835       23,700
                                                  --------     --------
                                                    43,846       63,452
                                                  --------     --------
Net assets in liquidation                         $184,986     $175,639
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

                                                                     Form 10-Q
                                                                        Page 4

                  Strawbridge & Clothier and Subsidiaries

              Condensed Consolidated Statement of Changes in
                   Net Assets in Liquidation (Unaudited)

                      Three Months Ended May 3, 1997
(in thousands)



Net assets in liquidation as of February 2, 1997               $175,639

Unrealized gain on investment in The May Department
   Stores Company common stock                                   10,586
Dividends received on The May Department Stores
   Company common stock                                           1,337
Dividends paid on common stock (per share: $.128 Series A;
   $.115 Series B)                                               (1,362)
Net change in estimated assets and liabilities                   (1,214)
                                                               --------
                                                                  9,347
                                                               --------
Net assets in liquidation as of May 3, 1997                    $184,986
                                                               ========


See notes to condensed consolidated financial statements.

                                                                     Form 10-Q
                                                                        Page 5

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)


                                   THREE MONTHS
                                      ENDED
                                    -----------
                                      May 4,
                                       1996
                                    ----------
Net sales                            $208,127
Other income, net of
 other deductions                         128
                                     --------
                                      208,255

Deduct:
 Cost of sales, including
  occupancy and buying costs          161,720
 Selling and administrative
  expenses, net of finance
  charges                              42,426
 Depreciation                           7,924
 Interest                               4,216
 Provision for doubtful accounts        2,472
                                     --------
                                      218,758

Earnings (loss) before
 income taxes                         (10,503)

Income taxes (benefit)                 (3,571)
                                     --------

NET EARNINGS (LOSS)                  $ (6,932)
                                     ========

NET EARNINGS (LOSS)
 PER SHARE                             $(0.65)
                                     ========

Cash dividends per share:
 Series A Common Stock                 $0.275
                                     ========
 Series B Common Stock                  $0.25
                                     ========
Average shares outstanding             10,614
                                     ========


See notes to condensed consolidated financial statements.

                                                                     Form 10-Q
                                                                        Page 6

                    STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)


                                               THREE MONTHS ENDED
                                               ------------------
                                                     May 4,
                                                      1996
                                                   ----------
CASH FLOWS USED IN OPERATING ACTIVITIES             $(37,744)

NET CASH USED FOR INVESTING ACTIVITIES
 Acquisition of property, fixtures and equipment      (4,389)
 Changes in other assets                                (645)
                                                    --------
TOTAL                                                 (5,034)
                                                    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES
 Payment of long-term debt and capital lease
  obligations                                         (7,696)
 Increase in short-term notes payable                 46,000
 Purchase of preferred stock and treasury stock           (7)
 Cash dividends                                       (2,847)
                                                    --------
TOTAL                                                 35,450
                                                    --------

CHANGE IN CASH AND EQUIVALENTS                        (7,328)
Cash and equivalents at beginning of period           14,253
                                                    --------
CASH AND EQUIVALENTS AT END OF PERIOD               $  6,925
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

                                                                     Form 10-Q
                                                                        Page 7

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A -- Interim Reporting
---------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles for interim financial information and the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note B -- Liquidation Basis of Accounting
-----------------------------------------

On July 15, 1996, the Company's shareholders approved a Plan of
Reorganization and Liquidation involving certain transactions with The May Department Stores Company ("May") and Kimco Realty Corporation ("KIMCO"), and the dissolution of the Company following the sale, liquidation or disposal of all assets not purchased by May or KIMCO and the payment of all liabilities not assumed by May or KIMCO. As a result, the Company changed its basis of accounting from a going concern basis to the liquidation basis of accounting. Under this basis of accounting, assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are provided to the extent reasonably determinable. The Company has been reporting on the liquidation basis of accounting since August 3, 1996, the close of the second fiscal quarter of 1996.

                                                                     Form 10-Q
                                                                        Page 8

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



In connection with the aforementioned approval, the Company will be liquidated and dissolved and May shares will be distributed to its shareholders, to the extent that such shares are not needed to fund payment of remaining obligations. Any remaining assets and liabilities will be placed into a liquidating trust established to provide for the Company's remaining obligations during liquidation. Based on the Condensed Consolidated Statement of Net Assets at May 3, 1997 and the May stock price of $46.875 per share at that date, management estimates that
 .37 shares of May stock would be received for each S&C share. The actual amount will be higher or lower as estimates reflected in the Condensed Consolidated Statement of Net Assets or the price per share of May stock change. The per share value of May shares as of June 20, 1997 was $49.25.

As a result of the change in the Company's basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, for all financial statements dated after August 2, 1996, assets have been valued at estimated net realizable value and liabilities have been reflected at their estimated settlement amounts, including estimated costs to be incurred during the period of liquidation. The valuations of the assets and liabilities are based on management's estimates and assumptions as of the date of the financial statements; actual realization of the assets and settlement of liabilities could be higher or lower than the amounts indicated. Estimates used in the liquidation basis of accounting are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and there are a number of important factors that could cause actual results to differ from the estimates including the period during which the remaining Clover store will continue to be operated, the ability to obtain substitute tenants, settlement amounts of claims and other liabilities to be paid in the liquidation, the amounts to be received for assets which have not yet been sold, and the time period necessary to complete the Plan of Reorganization and Liquidation.


Note C -- Per Share Data
------------------------

The loss per share for the three month period ended May 4, 1996 is based on the weighted average number of shares of common stock outstanding during the period. Common share equivalents have not been considered as their effect would be anti-dilutive.

                                                                     Form 10-Q
                                                                        Page 9

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note D -- Significant Transactions
----------------------------------

May Agreement
-------------

On April 4, 1996, the Company entered into an asset purchase agreement with May for the sale of substantially all of the assets of the Company's Department Store Division in exchange for May stock and the assumption by May of certain Department Store Division liabilities. The Company received 4,454,229 shares in accordance with the agreement.

KIMCO Agreement
---------------

On August 28, 1996, the Company closed the sale of 23 of the Company's
26 Clover stores to Kimco Realty Corporation ("KIMCO"), Kohl's Department Stores, Inc., VC Retailers, Inc., and National Wholesale Liquidators of Philadelphia, Inc. for $35,500,000. At closing, $11,989,000 of the Company's applicable mortgage notes, accrued interest, and closing costs were paid, and the Company received $18,991,000 in cash. An additional $4,520,000 was placed into a claims administration trust account. This amount is included in Restricted cash in the accompanying Condensed Consolidated Statements of Net Assets in Liquidation.

Gordon Brothers Agreements
--------------------------

On July 10, 1996, the Company entered into agreements with Gordon
Brothers Partners, Inc. ("Gordon Brothers") for the sale of the inventory at all, and the operations of certain, Clover stores. In connection with the inventory sale, the Company received $63.4 million in proceeds. The agreements also authorized Gordon Brothers to liquidate the Clover fixtures. Proceeds from such fixture sales were remitted to the Company, net of deduction of compensation payable to Gordon Brothers.

                                                                     Form 10-Q
                                                                       Page 10

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Pursuant to the Gordon Brothers Agreement, on January 2, 1997, the Company repurchased the remaining inventory and resumed responsibility for ongoing operations of the Clover stores located in Mercerville, Penrose Plaza and Shore Mall, which were not sold as part of the KIMCO Agreement referred to above. The Company completed the sale of the Penrose Plaza location in February 1997 and closed the store on May 1, 1997 after a liquidation sale.
On June 19, 1997, the Company concluded its liquidation sale at Mercerville and closed the store. Immediately thereafter the Company completed settlement for the sale of Mercerville to Ames Realty II, Inc. on June 20, 1997, including assignment and release of the shopping center lease agreement. The Company is continuing to negotiate the assumption of the lease for the Shore Mall location, and Gordon Brothers is continuing the operating management of the Shore Mall store under its agreement with the Company.


Note E -- Contingencies
-----------------------

In connection with its dissolution, the Company, as required by Pennsylvania Business Corporation Law ("PBCL"), notified all known entities having claims against the Company and also served public notice of its planned dissolution. These notices requested entities to provide sufficient detail to enable the Company to evaluate the substance of any claims against the Company. To the extent the Company rejected any claims in accordance with PCBL, such claim is permanently barred unless the claimant whose claim was rejected had commenced an action within 90 days of the Company's mailing of the rejection notice.

The Company has been named as a defendant in several actions related to its dissolution. In one of those actions, the Company's Directors were also named as defendants. In another action, the plaintiffs seek to enjoin the distribution of May shares to the Company's shareholders. While management believes these actions are without merit and that adequate accruals have been established in the accompanying condensed consolidated financial statements to provide for any costs that may be incurred with respect to these contingencies, there can be no assurance as to the time of payment or that the ultimate settlement of these claims will not be higher or lower than the amounts recorded.

                                                                     Form 10-Q
                                                                       Page 11

                  STRAWBRIDGE & CLOTHIER AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note F -- Other
---------------

On June 2, 1997, the Board of Directors declared a cash dividend of $0.128 per share of Series A Common Stock and $0.115 per share of Series B Common Stock, payable on June 20, 1997 to shareholders of record on June 12, 1997. The Company also announced that it intends to make a substantial partial distribution of May Department Stores Company common shares in July, 1997, although the amount has not yet been determined. The remaining assets and liabilities will be transferred to a liquidating trust on or before July 18, 1997. A final distribution of May shares, if any, will be made at the termination of the liquidating trust, which is estimated to occur by July, 1999.

On June 2, 1997 the Company satisfied its remaining mortgage obligation on the Mercerville store.

On June 15, 1997, the Company received a cash dividend of $1,337,000 on its shares of The May Department Stores Company common stock.

                                                                     Form 10-Q
                                                                       Page 12


ITEM 2.
-------

Management's Discussion and Analysis of
Financial Condition and Results of Operations
---------------------------------------------

On April 4, 1996, the Board of Directors of the Company adopted a resolution providing for the voluntary dissolution of the Company in accordance with a Plan of Reorganization and Liquidation (the "Plan of Liquidation") to be effected pursuant to the asset disposition involving certain transactions with The May Department Store Company ("May") and Kimco Realty Corporation ("KIMCO"). The shareholders of the Company approved the voluntary dissolution of the Company in accordance with the Plan of Liquidation on July 15, 1996.


Results of Operations
---------------------

As a result of the May and KIMCO agreements (See Note D to the Condensed Consolidated Financial Statements), and the related planned dissolution of the Company, the Company's going concern operations ceased on July 15, 1996, and the Company began reporting on the liquidation basis of accounting on August 3, 1996, the close of the second fiscal quarter of 1996. Accordingly, there was no operating activity during the first fiscal quarter of 1997.

In connection with the Company's change to the liquidation basis of accounting as of August 3, 1996, assets have been valued at estimated net realizable values and liabilities have been reflected at their estimated settlement amounts, including estimated costs to be incurred during the period of liquidation. The valuations of the assets and liabilities are based on management's estimates and assumptions as of the date of the financial statements; actual realization of the assets and settlement of liabilities could be higher or lower than the amounts indicated. Estimates used in the liquidation basis of accounting are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and there are a number of factors that could cause actual results to differ from the estimates, including the period during which the remaining Clover store will continue to operate, the ability to obtain substitute tenants, settlement amounts of claims and other liabilities to be paid in the liquidation, the amounts to be received for assets which have not yet been sold, and the time period necessary to complete the Plan of Reorganization and Liquidation.

                                                                     Form 10-Q
                                                                       Page 13

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Estimated costs during the period of liquidation increased approximately $1,400,000 from February 2, 1997 through May 3, 1997. The majority of this increase provides for additional costs expected to be incurred in the settlement of certain claims, including existing workers' compensation and general liability matters, remaining Clover stores operating costs, and for professional services to be provided to the Company and the liquidating trust.

On February 26, 1997, the Company sold the Penrose Plaza Clover location and settled its related lease obligation. This store closed on May 1, 1997 after completion of a liquidation sale. On June 2, 1997 the Company satisfied its remaining mortgage obligation on the Mercerville, NJ Clover store and closed the store on June 19, 1997. The Company received $1,250,000 in settlement for the sale of Mercerville to Ames Realty II, Inc. on June 20, 1997, including assignment and release of the shopping center lease agreement.

For the three months ended May 4, 1996, net sales increased 4.8% as compared to the three months ended April 29, 1995. Comparable store sales increased 1.7% during the period. Sales for the prior year were negatively impacted by a fourteen day public transit strike in the Company's trading area.

Costs and expenses as a percentage of sales and the effective tax rate were as follows:

                                                               THREE MONTHS
                                                                  ENDED
                                                                  5/4/96
                                                               ------------
Cost of sales, including occupancy and buying costs                 77.7

Selling and administrative expenses, net of finance charges         20.4

Depreciation                                                         3.8

Interest                                                             2.0

Provision for doubtful accounts                                      1.2

Effective tax rate (benefit)                                       (34.0)

Cost of sales, including occupancy and buying costs, for the three months ended May 4, 1996, reflect increased markdowns taken to stimulate sales in the Company's highly competitive trading area. Selling and administrative expenses, net of finance charge income for the three months ended May 4, 1996, reflect tight control of operating expenses, partially offset by a reduction of finance charge income due to the sale of customer accounts receivable. Depreciation expense increased due to the new stores opened in fiscal 1995. The provision for doubtful accounts for the three months ended May 4, 1996 decreased slightly due to revised credit policies instituted in fiscal 1995. The decrease in the effective tax rate for the three months ended May 4, 1996 resulted from a lower statutory federal rate as a result of anticipated reduced pretax earnings.



Cash Payments and Receipts During Liquidation
---------------------------------------------

Payments made during the three months ended May 3, 1997 consisted primarily of repayment of $12,200,000 borrowed on the Company's line of credit facility, wages and benefits for the Company's severance plans, net operating costs of the three Clover stores, liquidation and winddown expenses, and the dividend paid to shareholders in March, 1997.

Cash received during the three months ended May 3, 1997 consisted primarily of $22,500,000 in federal tax refunds, sale of certain property, fixtures and equipment, and a cash dividend on the shares of The May Department Stores Company common stock.



Financial Condition and Liquidity
---------------------------------

Operating activities for the three months ended May 4, 1996 resulted in a use of $37,700,000 of cash, primarily attributed to reduced collections due to the Company's sale of certain private label credit card accounts. Capital expenditures of $4,400,000 during this period were principally to finish projects started in fiscal 1995. Cash provided by financing activities was $35,500,000 for the three months ended May 4, 1996.

In connection with the Liquidation, in August, 1996 the Company entered into a $25,000,000 revolving credit facility with First Union National Bank. The $12,200,000 outstanding under the facility as of February 1, 1997 was repaid with a portion of the proceeds of the Company's $22,500,000 federal tax refunds received in March, 1997. Management believes that this credit facility, together with amounts received from the sale of remaining assets, including certain shares of May common stock, will be sufficient to provide the liquidity necessary to complete the Company's dissolution.

                                                                     Form 10-Q
                                                                       Page 14




                     PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         In connection with its dissolution, the Company, as required by Pennsylvania Business Corporation Law ("PBCL"), notified all known entities having claims against the Company and also served public notice of its planned dissolution. These notices requested entities to provide sufficient detail to enable the Company to evaluate the substance of any claims against the Company. To the extent the Company rejected any claims in accordance with PCBL, such claim is permanently barred unless the claimant whose claim was rejected had commenced an action within 90 days of the Company's mailing of the rejection notice.

         The Company has been named as a defendant in several actions related to its dissolution. In one of those actions, the Company's Directors were also named as defendants. In another action, the plaintiffs seek to enjoin the distribution of May shares to the Company's shareholders. While management believes these actions are without merit and that adequate accruals have been established in the accompanying condensed consolidated financial statements to provide for any costs that may be incurred with respect to these contingencies, there can be no assurance as to the time of payment or that the ultimate settlement of these claims will not be higher or lower than the amounts recorded.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits
              --------
              Exhibit 27 -- Financial Data Schedule

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



Date: June 23, 1997
      -------------


                                  /s/ Thomas S. Rittenhouse
                                  -------------------------------------------
                                      Thomas S. Rittenhouse
                                      Vice President-Operations,
                                      Administration and Controller